Form 10-Q
period 1995-03-31
NEW ENGLAND LIFE PENSION PROPERTIES II
filed 1995-05-15
CIK 728525

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended  MARCH 31, 1995 COMMISSION FILE NUMBER 0-13323




                     NEW ENGLAND LIFE PENSION PROPERTIES II;
                        A REAL ESTATE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


     MASSACHUSETTS                           04-2803902
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

     399 BOYLSTON STREET, 13TH FL.
     BOSTON, MASSACHUSETTS                   02116
(Address of principal executive offices)   (Zip Code)

               Registrant's telephone number, including area code:
                                 (617) 578-1200



Former Name, former address and former fiscal year if changed since last report


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X    No  ___

                     NEW ENGLAND LIFE PENSION PROPERTIES II;
                         A REAL ESTATE LIMITED PARTNERSHIP

                             FORM 10-Q

                     FOR QUARTER ENDED MARCH 31, 1995

                                PART I

                         FINANCIAL INFORMATION




                                                                 Page(s)



Item 1.   Financial Statements

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operation

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEET
(Unaudited)
                                     March 31, 1995       December 31, 1994
                                     --------------       -----------------

ASSETS

Real estate investments:
   Ground leases and mortgage
    loans, net                       $  19,008,227         $  19,014,308
   Property, net                        14,769,228            14,689,691
   Deferred leasing costs and
    other assets, net                      601,407               591,963
                                     -------------         -------------
                                        34,378,862            34,295,962

Cash and cash equivalents                2,789,070             4,101,201
Short-term investments                   2,400,387             1,292,505
Interest and rent receivable               220,791               179,289
                                     -------------         -------------

                                     $  39,789,110         $  39,868,957
                                     =============         =============


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                     $     224,815         $     548,907
Accrued management fee                      62,089                57,662
Deferred disposition fees                  314,464               314,464
                                     -------------         -------------
Total liabilities                          601,368               921,033
                                     -------------         -------------

Partners' capital:
  Limited partners ($889.89
    per unit; 110,000 units
    authorized, 39,917 units
 issued and outstanding)                39,112,900            38,875,480
  General partner                           74,842                72,444
                                     -------------          ------------
Total partners' capital                 39,187,742            38,947,924
                                     -------------          ------------

                                     $  39,789,110          $ 39,868,957
                                     =============          ============











                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
(Unaudited)


                                            Quarter ended March 31,
                                            -----------------------
                                            1995              1994
                                            ----              ----


INVESTMENT ACTIVITY

Property rentals                         $  582,329        $  457,777
Property operations                        (213,747)         (233,132)
Depreciation and amortization              (145,491)         (130,262)
                                         ----------        ----------
                                            223,091            94,383

Ground rentals and interest
on mortgage loans                           630,715           793,677
                                         ----------        ----------

     Total real estate activity             853,806           888,060

Interest on cash equivalents
     and short-term investments              74,881            56,179
                                         ----------        ----------

     Total investment activity              928,687           944,239
                                         ----------        ----------

PORTFOLIO EXPENSES

Management fee                               62,089            60,932
General and administrative                   43,750            38,459
                                         ----------       ------------
                                            105,839            99,391
                                         ----------       ------------

NET INCOME                               $  822,848        $  844,848
                                         ==========       ============

Net income per limited
 partnership unit                        $    20.41        $    20.95
                                         ==========       ============

Cash distributions per
limited partnership unit                 $    14.46        $    15.28
                                         ==========       ============

Number of limited partnership
 units outstanding during
 the period                                  39,917            39,917
                                         ==========        ===========









                 (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(Unaudited)


                                     Quarter ended March 31,
                                     -----------------------

                               1995                    1994
                               ----                   -----

                          General    Limited        General     Limited
                          Partner    Partners      Partner       Partners
                          -------    --------      -------      --------



Balance at beginning
of period             $     72,444    $38,875,480 $  74,199      $ 41,049,643

Cash distributions          (5,830)      (577,200)   (6,161)         (609,932)

Net income                   8,228        814,620      8,448          836,400
                           --------   ----------- -----------   ------------

Balance at end of
period               $      74,842    $39,112,900 $   76,486      $41,276,111
                           ========   =========== ==========       ============














                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP


SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)


                                                Quarter Ended March 31,
                                                -----------------------
                                                   1995                1994
                                                  -----               -----

Net cash provided by operating activities        $  774,225        $    835,912
                                                ----------        ------------

Cash flows from investing activities:
   Investment in mortgage loan                       -                (110,253)
   Capital expenditures on owned property         (402,108)            (150,080)
   (Increase) decrease in short-term
      investments, net                          (1,101,218)             375,932
                                                -----------        ------------
    Net cash used in investing activities       (1,503,326)             115,599
                                                -----------        ------------


Cash flows from financing activity:
   Distributions to partners                      (583,030)            (616,093)
                                                ----------         ------------

Net increase (decrease) in cash and
cash equivalents                                (1,312,131)             335,418

Cash and cash equivalents:
   Beginning of period                           4,101,201            7,075,659
                                                ----------         ------------

   End of period                                $ 2,789,070        $  7,411,077
                                                ==========        =============






















                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

Notes to Financial Statements
(Unaudited)

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1995 and December 31, 1994 and the results of its operations and its cash flows for the interim periods ended March 31, 1995 and 1994. These adjustments are of a normal recurring nature.

See notes to financial statements included in the Partnership's 1994 Annual Report on Form 10-K, as amended by Form 10-K/A for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
- - - - - ----------------------------------

New England Life Pension Properties II; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. The Partnership commenced operations in June 1984 and acquired several properties through 1986. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the general partner could extend the investment period if it is in the best interest of the limited partners.


NOTE 2 - INVESTMENTS IN GROUND LEASES AND MORTGAGE LOANS
- - - - - --------------------------------------------------------

   In accordance with Statement of Financial Accounting Standards No. 114, the mortgage loans on Elkridge and Susana Corporate Center are impaired. Accordingly, a valuation allowance has been established to adjust the carrying value of the loans to their estimated fair market value less anticipated costs of sale. The aggregate recorded and carrying values of the impaired mortgage loans at the beginning and end of the respective periods are as follows:

                              Recorded     Valuation     Carrying
                               Value       Allowance       Value
                              ---------    ----------     ----------

Balance at December 31, 1993  $5,271,140   $(1,325,000)     $3,946,140
                              ==========   ===========    ==========

Balance at March 31, 1994     $5,378,206   $(1,325,000)     $4,053,206
                                ==========   ===========    ==========

Balance at December 31, 1994  $5,517,874   $(2,200,000)     $3,317,874
                                ==========   ===========    ==========

Balance at March 31, 1995     $5,520,250   $(2,200,000)     $3,320,250
                                ==========   ===========    ==========


     During the second and fourth quarters of 1994 the valuation allowance was increased by $875,000.



NOTE 3 - SUBSEQUENT EVENT
- - - - - -------------------------

Distributions of cash from operations relating to the quarter ended March 31, 1995 were made on April 27, 1995 in the aggregate amount of $627,786 ($15.57 per limited partnership unit.

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- - - - - --------------------------------------------------------------------------
OPERATIONS
- - - - - ----------

LIQUIDITY AND CAPITAL RESOURCES
- - - - - -------------------------------

The Partnership completed its offering of units of limited partnership interest in November 1984. A total of 39,917 units were sold. The Partnership received proceeds of $36,296,995, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. Capital of $4,395,261 has been returned to the limited partners through March 31, 1995. Two of the Partnership's mortgage loan investments had a maturity date in 1994; another matured in early
1995.    The Partnership is in the process of evaluating various alternatives to renewing these loans.

At March 31, 1995, the Partnership had $5,189,457 in cash, cash equivalents and short-term investments, of which $627,786 was used for cash distributions to partners on April 27, 1995; the remainder will be used to fund the rehabilitation of the Willows Shopping Center or retained as working capital reserves. The source of future liquidity and cash distributions to partners is expected to be cash generated by the Partnership's investments and proceeds from the sale of such investments. Distributions of cash from operations for the first quarter of 1995 were made at the annualized rate of 7% on an adjusted capital contribution while the cash distribution rate for the comparative prior year quarter was 6.5%. The cash distribution rate increased with the stabilization of property operations and the attainment of appropriate reserve levels. The adjusted capital contribution was reduced from $940 per unit to $889.89 per unit due to the distribution of the Oxford Place sale proceeds (sold in December 1993) during July 1994.

The carrying value of the Partnership's real estate investments in the financial statements, other than impaired mortgage loans, is reduced to its lower net realizable value if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows. At March 31, 1995, the carrying value of Willows Shopping Center exceeded its appraised value by approximately $930,000, and the carrying values of the remainder of the investments exceeded their appraised values by an aggregate of approximately $100,000. The current appraised value of real estate investments has been estimated by the advisor and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.



RESULTS OF OPERATIONS
- - - - - ---------------------

OPERATING FACTORS

Leasing at the Willows Shopping Center remained at 91% during the first quarter of 1995. The center was 78% leased at March 31, 1994 and December 31, 1993. This property is undergoing a full rehabilitation, including the complete renovation and reconfiguration of the center. The general partner has determined that it is in the best interest of the Partnership to provide funding for the rehabilitation costs together with its affiliate. The Partnership's share of the estimated rehabilitation cost is approximately $2,250,000. Two new tenants (totaling 3,200 square feet) have signed leases this quarter and are scheduled to occupy the space beginning in the second quarter. The two remaining anchor spaces continue to be actively marketed.

Occupancy at Elkridge decreased from 76% to 40% during the first quarter of 1995 (occupancy was 55% a year ago). The decrease is due to the departure of the sole tenant in the warehouse building in January 1995, which is currently being marketed for sale. This departure was partially offset by a lease expansion at the R & D building which brings its occupancy up to 68% at March 31, 1995.

The Susana Corporate Center remained 100% leased to a single tenant at March 31, 1995. During the first quarter, this property was listed for sale at a price which approximates the Partnership's carrying value.

INVESTMENT RESULTS

Real estate investment results decreased $33,254 or 4% for the first quarter of 1995 as compared to the same period in 1994, primarily due to a decrease in income of approximately $160,000 from Case Communications. Income in the first quarter of 1994 included the settlement of prior year percentage rent approximating $200,000. There decreases were partially offset by an increase in net operating income from the Willows Shopping Center of $129,000, due to an increase in occupancy.

Short-term interest income increased between the respective quarters due to an increase in the average investment balance and an increase in short-term investment rates.

The decrease in operating cash flow for the first quarter ended March 31, 1995 compared to the prior year period is generally consistent with the change in the Partnership's investment results. Notwithstanding the change in real estate operations between the comparative periods, the change is also due to the change in working capital.

PORTFOLIO EXPENSES

The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting, investor servicing fees and state filing and tax fees.

General and administrative expenses increased by $5,291 or 14% for the quarter ended March 31, 1995 compared to the same period of the prior year primarily due to an increase in professional fees.



INFLATION
- - - - - ---------

By their nature, real estate investments tend not to be adversely affected by inflation. Inflation may result in appreciation in the value of the Partnership's real estate investments over time, if rental rates and replacement costs increase. Recently, declines in property values, due to market and economic conditions, have overshadowed the positive effect inflation may have on the value of the Partnership's investments.










                     NEW ENGLAND LIFE PENSION PROPERTIES II;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1995

                                     PART II

                                OTHER INFORMATION






     Item 6. Exhibits and Reports on Form 8-K

               a.   Exhibits:  NONE
                    --------
               b.   Reports on Form 8-K:  No reports on Form 8-K were
                    -------------------
                    filed during the quarter ended March 31, 1995.

SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            NEW ENGLAND LIFE PENSION PROPERTIES II; A REAL ESTATE LIMITED PARTNERSHIP
                                  (Registrant)



May 15, 1995
                            Peter P. Twining
                            Managing Director and General Counsel of Managing General Partner,
                            Copley Properties Company II, Inc.



May 15, 1995
                            Marie A. Welch
                            Investment Officer and Chief Accounting Officer of Managing General Partner,
                            Copley Properties Company II, Inc.