Form 10-Q
period 1995-06-30
NEW ENGLAND LIFE PENSION PROPERTIES II
filed 1995-08-11
CIK 728525

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                           _________________

                               FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  JUNE 30, 1995   COMMISSION FILE NUMBER 0-13323




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

                    FOR QUARTER ENDED JUNE 30, 1995

                                PART I

FINANCIAL INFORMATION

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEET
(Unaudited)
                                      June 30, 1995 December 31, 1994

ASSETS

Real estate investments:
  Ground leases and mortgage
   loans, net                          $ 18,800,332  $     19,014,308
  Property, net                          14,735,090        14,689,691
  Deferred leasing costs and other
   assets, net                              600,125           591,963
                                        -----------   ---------------
                                         34,135,547        34,295,962

Cash and cash equivalents                 4,033,344         4,101,201
Short-term investments                    1,671,040         1,292,505
Interest and rent receivable                 75,293           179,289
                                        -----------   ---------------

                                       $ 39,915,224  $     39,868,957
                                        ===========   ===============


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                       $    164,116  $        548,907
Accrued management fee                       62,089            57,662
Deferred disposition fees                   314,464           314,464
                                        -----------   ---------------
Total liabilities                           540,669           921,033
                                        -----------   ---------------

Partners' capital:
  Limited partners ($889.89 per unit;
   110,000 units authorized,
  39,917 units issued and outstanding)
                                         39,297,846        38,875,480
  General partner                            76,709            72,444
                                        -----------   ---------------
Total partners' capital                  39,374,555        38,947,924
                                        -----------   ---------------

                                       $ 39,915,224  $     39,868,957
                                        ===========   ===============

          (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
(Unaudited)
                            QUARTER ENDED  SIX MONTHS ENDED QUARTER ENDED  SIX MONTHS ENDED
                            JUNE 30, 1995   JUNE 30, 1995   JUNE 30, 1994   JUNE 30, 1994
INVESTMENT ACTIVITY

Property rentals             $   697,414    $    1,279,743   $    386,974   $      844,751
Property operations             (221,225)         (434,972)      (216,991)        (450,123)
Depreciation and amortization   (143,477)         (288,968)      (130,238)        (260,500)
                             -----------     -------------    -----------    -------------
                                 332,712           555,803         39,745          134,128

Provision for impaired
 mortgage loans                 (205,000)         (205,000)      (800,000)        (800,000)
Ground rentals and interest
 on mortgage loans               715,684         1,346,399        661,616        1,455,293
                              -----------     -------------    -----------    -------------

 Total real estate activity      843,396         1,697,202       (98,639)          789,421

Interest on cash equivalents
 and short-term investments       75,730           150,611         69,470          125,649
                             -----------     -------------    -----------    -------------

 Total investment activity       919,126         1,847,813        (29,169)         915,070
                             -----------     -------------     -----------    -------------

PORTFOLIO EXPENSES

Management fee                    62,088           124,177         60,932          121,864
General and administrative        42,438            86,188         49,167           87,626
                             -----------     -------------    -----------    -------------
                                 104,526           210,365        110,099          209,490
                             -----------     -------------    -----------    -------------

NET INCOME (LOSS)            $   814,600    $    1,637,448   $  (139,268)   $      705,580
                             ===========     =============    ===========    =============

NET INCOME (LOSS) PER
 LIMITED PARTNERSHIP UNIT    $     20.20    $        40.61   $     (3.45)   $        17.50
                             ===========     =============    ===========    =============

CASH DISTRIBUTIONS PER
 LIMITED PARTNERSHIP UNIT    $     15.57    $        30.03   $      15.28   $        30.56
                             ===========     =============    ===========    =============
NUMBER OF LIMITED PARTNERSHIP
 UNITS OUTSTANDING DURING
 THE PERIOD                       39,917            39,917         39,917           39,917
                             ===========     =============    ===========    =============

           (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(Unaudited)


                Quarter Ended        Six Months Ended       Quarter Ended        Six Months Ended
                June 30, 1995         June 30, 1995         June 30, 1994         June 30, 1994

              General    Limited    General    Limited    General   Limited     General     Limited
              Partner    Partners   Partner    Partners   Partner   Partners    Partner     Partners
Bal. at
beginning of
period        $74,842 $ 39,112,900  $72,444 $ 38,875,480 $ 75,736 $41,201,861  $ 73,449  $ 40,975,393

Cash dis-
tributions     (6,279)    (621,508) (12,109)  (1,198,708)  (6,161)   (609,932)  (12,322)   (1,219,864)

Net income
 (loss)         8,146      806,454   16,374    1,621,074   (1,392)   (137,876)    7,056       698,524
                ------  -----------  -------  -----------  ------- -----------  --------   -----------

Bal. at end
of period     $76,709 $ 39,297,846  $76,709 $ 39,297,846 $ 68,183 $40,454,053  $ 68,183  $ 40,454,053
               ======  ===========  =======  ===========  ======= ===========  ========   ===========

           (See accompanying notes to financial statements)


NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP


SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)


                                            Six Months Ended June 30,
                                                  1995      1994

Net cash provided by operating activities    $ 2,008,381  $1,359,110
                                             -----------  ----------

Cash flows from investing activities:
   Increase in mortgage loan                            -   (110,253)
   Capital expenditures on owned property       (492,159)   (350,730)
   Decrease (increase) in short-term
    investments, net                            (373,262)     671,599
                                              -----------  ----------
   Net cash provided by (used in)
    investing activities                        (865,421)     210,616
                                              -----------  ----------

Cash flows from financing activity:
   Distributions to partners                  (1,210,817)  (1,232,186)
                                              -----------  ----------

Net increase (decrease) in
 cash and cash equivalents                       (67,857)     337,540

Cash and cash equivalents:
   Beginning of period                         4,101,201    7,075,659
                                              -----------  ----------

   End of period                             $ 4,033,344  $7,413,199
                                              ===========  ==========



           (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

Notes to Financial Statements
(Unaudited)


In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1995 and December 31, 1994 and the results of its operations and its cash flows for the interim periods ended June 30, 1995 and 1994. These adjustments are of a normal recurring nature.

See notes to financial statements included in the Partnership's 1994 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


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



NOTE 2 - INVESTMENTS IN GROUND LEASES AND MORTGAGE LOANS

   In accordance with Statement of Financial Accounting Standards No. 114 which the Partnership adopted as of January 1, 1993, the mortgage loans on Elkridge and Susana Corporate Center are impaired. Accordingly, a valuation allowance has been established to adjust the carrying value of the loans to their estimated fair market value less anticipated costs of sale. The aggregate recorded and carrying values of the impaired mortgage loans at the beginning and end of the respective periods are as follows:

                                 Recorded     Valuation      Carrying
                                  Value       Allowance       Value

Balance at December 31, 1993    $5,541,140 $(1,670,000)   $3,871,140
                                ==========                ==========

Decrease in estimated fair market
     value of collateral                      (800,000)
                                               --------

Balance at June 30, 1994        $5,806,133 $(2,470,000)   $3,336,133
                                ==========  ===========   ==========

Balance at December 31, 1994    $5,517,874 $(2,200,000)   $3,317,874
                                ==========                ==========

Decrease in estimated fair market
     value of collateral                      (205,000)
                                               --------

Balance at June 30, 1995        $5,585,250 $(2,405,000)   $3,180,250
                                ==========  ===========   ==========


During the second half of 1994, the allowance was decreased by $270,000.



NOTE 3 - SUBSEQUENT EVENT

Distributions of cash from operations relating to the quarter ended June 30, 1995 were made on July 27, 1995 in the aggregate amount of $627,786 ($15.57 per limited partnership unit).

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership completed its offering of units of limited partnership interest in November 1984. A total of 39,917 units were sold. The Partnership received proceeds of $36,296,995, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. Capital of $4,395,261 has been returned to the limited partners through June 30, 1995. Two of the Partnership's mortgage loan investments had a maturity date in 1994; another matured in early 1995. The Partnership is in the process of evaluating various alternatives to renewing these loans.

At June 30, 1995, the Partnership had $5,704,384 in cash, cash equivalents and short-term investments, of which $627,786 was used for cash distributions to partners on July 27, 1995; the remainder will be used to fund the rehabilitation of the Willows Shopping Center or retained as working capital reserves. The source of future liquidity and cash distributions to partners is expected to be cash generated by the Partnership's investments and proceeds from the sale of such investments. Distributions of cash from operations for the first and second quarters of 1995 were made at the annualized rate of 7% on the adjusted capital contribution, while the cash distribution rate for the comparative prior year quarters was 6.5% and 6%, respectively. The adjusted capital contribution was reduced from $940 per unit to $889.89 per unit due to the distribution of the Oxford Place sale proceeds (sold in December, 1993) during July 1994. The cash distribution rate increased with the stabilization of property operations and the attainment of appropriate reserve levels.

The carrying value of real estate investments in the financial statements, other than impaired mortgage loans, is reduced to its lower net realizable value if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows. At June 30, 1995, the carrying value of Willows Shopping Center exceeded its appraised value by approximately $1,100,000, and the carrying values of the remainder of the investments exceeded their appraised values by an aggregate of approximately $285,000. The current appraised value of real estate investments has been estimated by the general partner and is generally based on a combination of traditional appraisal approaches performed by the advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.



RESULTS OF OPERATIONS

OPERATING FACTORS

Leasing at the Willows Shopping Center has remained at 91% during the first half of 1995. (The Center was 78% leased at June 30, 1994.) This property is undergoing a full rehabilitation, including the complete renovation and reconfiguration of the Center. The general partner has determined that it is in the best interest of the Partnership to provide funding for the rehabilitation costs together with its affiliate which shares in the ownership. The Partnership's share of the remaining estimated rehabilitation cost is approximately $2,625,000. Two tenants (totaling 3,200 square feet) that signed leases in the first quarter are now scheduled to commence occupancy in the third quarter; their occupancy was pushed back due to delays in construction. In addition, two other tenants (totaling 15,700 square feet) have signed leases and are scheduled to commence occupancy late in the third quarter. During the second quarter, a lease buyout was agreed upon with the tenant who had vacated the pad site at the entrance to the Center. This space is now available for rehabilitation; the focus is on finding an attractive long-term tenant for this site.

Occupancy at Elkridge increased from 40% to 43% during the second quarter of 1995. (Occupancy was 73% a year ago.) The increase is due to the signing of three new leases in the R&D building, which brings its occupancy level up to 73%. The warehouse building, which remains vacant, is being marketed for sale.

The Susana Corporate Center remained 100% leased to a single tenant at June 30, 1995. This property is currently listed for sale. Although there has been some buyer interest, no serious offers have been received.


INVESTMENT RESULTS

The credit from (provision for) impaired mortgage loans relates to changes in the net fair market value of the collateral underlying the Elkridge and Susana Corporate Center mortgage loans.

Exclusive of the provision for impaired mortgage loans, real estate investment results were $1,902,202 and $1,589,421 for the six months ended June 30, 1995 and 1994, respectively. This increase of $312,781 or 20% is due to an increase in net operating income generated by Willows Shopping Center of approximately $420,000 as a result of both improved occupancy and the Partnership's share of the lease buyout proceeds (approximately $195,000). The increase was partially offset by a decrease in percentage rent of approximately $100,000 from Case Communications. A final settlement of prior year percentage rent of $200,000 was recognized in 1994.

Short-term interest income increased between the respective six-month periods due to an increase in the average investment balance and an increase in short-term investment rates.


The increase in operating cash flow during the first half of 1995 as compared to the prior year period is generally consistent with the change in the Partnership's investment results, exclusive of the non-cash provision for impaired loans taken together with changes in its net working capital.

PORTFOLIO EXPENSES

The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting, investor servicing fees and state filing and tax fees.

The management fee and general and administrative expenses remained relatively unchanged for the six months ended June 30, 1995 compared to the same period of the prior year.



                NEW ENGLAND LIFE PENSION PROPERTIES II;
                  A REAL ESTATE LIMITED PARTNERSHIP

                             FORM 10-Q

                    FOR QUARTER ENDED JUNE 30, 1995

PART II

OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:   NONE.

               b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 1995



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



                            NEW ENGLAND LIFE PENSION PROPERTIES II; A
                            REAL ESTATE LIMITED PARTNERSHIP
                                  (Registrant)



August 11, 1995             Peter P. Twining
                            Managing Director and General Counsel of
                            Managing General Partner,
                            Copley Properties Company, Inc.



August 11, 1995             Marie A. Welch
                            Investment Officer and Chief Accounting
                            Officer of  Managing General Partner
                            Copley Properties Company, Inc.

