Form 10-Q
period 1995-09-30
NEW ENGLAND LIFE PENSION PROPERTIES II
filed 1995-11-13
CIK 728525

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                  ------------
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     ----------------------------------------------------------------------

For Quarter Ended September 30, 1995    Commission File Number 0-13323


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



----------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes _X_        No ___




                     NEW ENGLAND LIFE PENSION PROPERTIES II;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

                                     PART I

                              FINANCIAL INFORMATION
                             ----------------------




NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEET
(Unaudited)

                                   September 30, 1995   December 31, 1994
                                   ------------------   -----------------
ASSETS

Real estate investments:
   Ground leases and mortgage loans
   net                                $   18,799,539      $   19,014,308
   Property, net                          15,057,075          14,689,691
   Deferred leasing costs and
   other assets, net                         577,522             591,963
                                      ---------------     ---------------
                                          34,434,136          34,295,962


Cash and cash equivalents                  3,808,600           4,101,201
Short-term investments                     1,683,795           1,292,505
Interest and rent receivables                 98,369             179,289
                                      ---------------     ---------------
                                      $   40,024,900      $   39,868,957
                                      ===============     ===============


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                      $      241,556      $      548,907
Accrued management fee                        62,089              57,662
Deferred disposition fees                    314,464             314,464
                                      ---------------     ---------------
Total liabilities                            618,109             921,033
                                      ---------------     ---------------

Partners' capital:
   Limited partners ($889.89 per
     unit; 110,000 units authorized,
     issued and outstanding)              39,329,758          38,875,480
   General partner                            77,033              72,444
                                      ---------------     ---------------
Total partners' capital                   39,406,791          38,947,924
                                      ---------------     ---------------

                                      $   40,024,900      $   39,868,957
                                      ===============     ===============

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
(Unaudited)

                                       Quarter Ended      Nine Months Ended      Quarter Ended      Nine Months Ended
                                     September 30, 1995   September 30, 1995   September 30, 1994   September 30, 1994
                                     ------------------   ------------------   ------------------   ------------------

INVESTMENT ACTIVITY

Property rentals                      $       483,612       $    1,763,355      $       460,724      $     1,305,475
Property operations expense                  (262,021)            (696,993)            (310,937)            (761,060)
Depreciation and amortization                (164,757)            (453,725)            (128,701)            (389,201)
                                       ---------------      ---------------     ----------------      ---------------
                                               56,834              612,637               21,086              155,214

Provision from impaired mortgage
  loans                                          --               (205,000)                --               (800,000)
Ground rentals and interest on
  mortgage loans                              630,948            1,977,347              681,551            2,136,844
                                       ---------------      ---------------     ----------------      ---------------
   Total real estate activity                 687,782            2,384,984              702,637            1,492,058


Interest on cash equivalents
  and short term investments                   73,409              224,020               64,516              190,165
                                       ---------------      ---------------     ----------------      ---------------
   Total investment activity                  761,191            2,609,004              767,153            1,682,223
                                       ---------------      ---------------     ----------------      ---------------

Portfolio Expenses

Management fee                                 62,089              186,266               58,660              180,524
General and administrative                     39,081              125,269               39,945              127,571
                                       ---------------      ---------------     ----------------      ---------------
                                              101,170              311,535               98,605              308,095
                                       ---------------      ---------------     ----------------      ---------------


Net Income                            $       660,021       $    2,297,469      $       668,548      $     1,374,128
                                       ===============      ===============     ================      ===============

Net income per limited partnership
  unit                                $         16.37       $        56.98      $         16.58      $         34.08
                                       ===============      ===============     ================      ===============

Cash distributions per
  limited partnership unit            $         15.57       $        45.60      $         65.39      $         95.95
                                       ===============      ===============     ================      ===============

Number of limited partnership
  units outstanding during the period          39,917               39,917               39,917               39,917
                                       ===============      ===============     ================      ===============

                (See accompanying notes to financial statements)


NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(Unaudited)

                     Quarter Ended          Nine Months Ended      Quarter Ended        Nine Months Ended
                   September 30, 1995       September 30, 1995    September 30, 1994    September 30, 1994
                  -------------------      -------------------   -------------------    ------------------

                   General    Limited     General   Limited      General   Limited       General   Limited
                   Partner    Partners    Partner   Partners     Partner   Partners      Partner   Partners
                 ---------    ---------   --------  ---------   ---------  ---------     -------   --------


Balance at
beginning of
period          $ 76,709   $39,297,846   $ 72,444  $38,875,480  $ 68,183  $40,454,053  $ 73,449 $40,975,393


Cash
distributions     (6,277)     (621,508)   (18,386)  (1,820,216)   (6,160)  (2,610,172)  (18,482) (3,830,036)


Net income         6,601       653,420     22,975    2,274,494     6,685      661,863    13,741   1,360,387
                ---------    ----------  ---------  ----------  ---------   ----------  --------- ----------


Balance at
end of period   $ 77,033   $39,329,758   $ 77,033  $39,329,758  $ 68,708   $38,505,744  $ 68,708  $38,505,744
              ===========  ============  ========= ===========  =========  ===========  ========= ============

                (See accompanying notes to financial statements)


NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                            Nine Months Ended September 30,
                                            --------------------------------
                                                 1995              1994
                                            -------------       -----------


Net cash provided by operating activities   $   2,887,259    $   2,360,321
                                            --------------    -------------

Cash flows from investing activities:
   Increase in mortgage loan                         --           (171,007)
   Capital expenditures on owned property        (959,835)        (608,305)
   Increase in short-term
       investments, net                          (381,423)        (310,217)
                                              ------------     ------------
          Net cash used in
          investing activities                 (1,341,258)      (1,089,529)
                                              ------------     ------------

Cash flows from financing activity:
   Distributions to partners                   (1,838,602)      (3,848,518)
                                              ------------     ------------

          Net decrease in cash and
          cash equivalents                       (292,601)      (2,577,726)

Cash and cash equivalents:
   Beginning of period                          4,101,201        7,075,659
                                              ------------     ------------

   End of period                            $   3,808,600    $   4,497,933
                                            ==============   ==============

                (See accompanying notes to financial statements)


NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1995 and December 31, 1994 and the results of its operations, its cash flows and changes in partners' capital for the interim periods ended September 30, 1995 and 1994. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1994 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Life Pension Properties II; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. The Partnership commenced operations in June, 1984 and acquired several properties through 1986. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the general partner could extend the investment period if it is in the best interest of the limited partners.

NOTE 2 - INVESTMENTS IN GROUND LEASES AND MORTGAGE LOANS
--------------------------------------------------------

     In accordance with Statement of Financial Accounting Standards No. 114, subsequently amended by Financial Accounting Standards No. 118, which the Partnership adopted as of January 1, 1993, the mortgage loans on Elkridge and Susana Corporate Center are impaired. Accordingly, a valuation allowance has been established to adjust the carrying value of each loan to its estimated fair market value less anticipated costs of sale. The recorded and carrying values of the impaired mortgage loans at the beginning and end of the respective periods are as follows:

                                    Recorded      Valuation       Carrying
                                     Value        Allowance        Value
                                  -----------    -----------     ----------

Balance at January 1, 1994      $  5,541,140   $ (1,670,000)   $  3,871,140
                                =============                  =============
Decrease in estimated
  fair market value of
  collateral                                       (800,000)
                                                ------------

Balance at September 30, 1994   $  5,806,133   $ (2,470,000)   $  3,336,133
                                 ============  =============    ============

Balance at January 1, 1995      $  5,517,874   $ (2,200,000)   $  3,317,874
                                 ============                   ============

Decrease in estimated fair
  market value of collateral                       (205,000)
                                                ------------

Balance at September 30, 1995   $  5,585,250   $ (2,405,000)   $  3,180,250
                                 ============  =============    ============

During the fourth quarter of 1994, the allowance was reduced by $270,000.







NOTE 3 - SUBSEQUENT EVENT
-------------------------

Distributions of cash from operations relating to the quarter ended September 30, 1995 were made on October 26, 1995 in the aggregate amount of $627,786 ($15.57 per limited partnership unit).


Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in November, 1984. A total of 39,917 units were sold. The Partnership received proceeds of $36,296,995, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. Capital of $4,395,261 has been returned to the limited partners through September 30, 1995. Two of the Partnership's mortgage loan investments had a maturity date in 1994; another matured in early 1995. The Partnership is in the process of evaluating various alternatives to renewing these loans.

     At September 30, 1995, the Partnership had $5,492,395 in cash, cash equivalents and short-term investments, of which $627,786 was used for cash distributions to partners on October 26, 1995; the remainder will be used to fund the rehabilitation of the Willows Shopping Center or retained as working capital reserves. The source of future liquidity and cash distributions to partners is expected to be cash generated by the Partnership's investments and proceeds from the sale of such investments. Distributions of cash from operations for the first, second and third quarters of 1995 were made at the annualized rate of 7% on the adjusted capital contribution, while the cash distribution rate for the comparative prior year quarters was 6.5%. The adjusted capital contribution was reduced from $940 per unit to $889.89 per unit due to the distribution of the Oxford Place sale proceeds (sold in December, 1993) during July 1994. The cash distribution rate increased with the stabilization of property operations and the attainment of appropriate reserve levels.

     The carrying value of real estate investments in the financial statements, other than impaired mortgage loans, is reduced to its lower net realizable value if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows. At September 30, 1995, the carrying values of the investments exceeded their appraised values by an aggregate of approximately $1,685,000. The current appraised value of real estate investments has been estimated by the general partner and is generally based on a combination of traditional appraisal approaches performed by the advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


Results of Operations
---------------------

Operating Factors

     The Willows Shopping Center has remained 91% leased since the end of 1994. (The Center was 74% leased at September 30, 1994.) This property is undergoing a full rehabilitation, including the complete renovation and reconfiguration of the Center. The general partner has determined that it is in the best interest of the Partnership to provide funding for the rehabilitation costs together with its affiliate which shares in the ownership. The Partnership's share of the remaining estimated rehabilitation cost is approximately $1,800,000. During the second quarter a lease buyout was agreed upon with the tenant who had vacated the pad site at the entrance to the Center. One of the anchor tenants at the Center has been experiencing financial difficulties. During October 1995, this tenant requested an early termination of its lease. The Partnership is currently in negotiations with this tenant.

     Overall occupancy at Elkridge remained at 43% during the third quarter of 1995. (Occupancy was 73% a year ago.) The warehouse building, which remains vacant, continues to be marketed for sale. Occupancy at the R&D building is 73%.

     The Susana Corporate Center remained 100% leased to a single tenant at September 30, 1995. This property had been listed for sale. During the third quarter, the Partnership received a purchase offer from the ground lessee, however, he was unsuccessful in financing the property and the discussions were terminated. The property will go back to market for sale.

Investment Results

     The credit from (provision for) impaired mortgage loans relates to changes in the net fair market value of the collateral underlying the Elkridge and Susana Corporate Center mortgage loans.

     Exclusive of the provision for impaired mortgage loans, real estate investment results were $2,589,984 and $2,292,058 for the nine months ended September 30, 1995 and 1994, respectively. This increase of $297,926 or 13% is due to an increase in net operating income generated by Willows Shopping Center of approximately $445,000 as a result of both improved occupancy and the Partnership's share of the lease buyout proceeds (approximately $195,000) received in the second quarter. This increase was partially offset by a decrease in percentage rent of approximately $100,000 from Case Communications. A final settlement of prior year percentage rent of $200,000 was recognized in 1994. Operating income from Susana Corporate Center decreased by $70,000 between the respective periods, due to the restructuring of the sole tenant's lease during the first quarter of 1994.

     Short-term interest income increased by approximately $34,000 or 18% between the respective nine-month periods due to an increase in the average investment balance and an increase in short-term investment rates.

     The increase in operating cash flow during the first nine months of 1995 as compared to the prior year period is generally consistent with the change in the Partnership's investment results, exclusive of the non-cash provision for impaired loans, taken together with changes in its net working capital.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees and state filing and tax fees.

     General and administrative expenses remained relatively unchanged for the nine months ended September 30, 1995 compared to the same period of the prior year. The management fee increased during the respective periods due to an increase in distributable cash flow.







                       NEW ENGLAND PENSION PROPERTIES II;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

                                     PART II

                                OTHER INFORMATION
                               -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.   Exhibits:   None.

                  b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1995.




                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NEW ENGLAND LIFE PENSION PROPERTIES II;
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                           (Registrant)



November 9, 1995                   -----------------------------------------
                                   Peter P. Twining
                                   Managing Director and General Counsel
                                   of General Partner,
                                   Copley Properties Company II, Inc.



November 9, 1995                   -----------------------------------------
                                   Marie A. Welch
                                   Investment Officer and Chief Accounting
                                   Officer of General Partner,
                                   Copley Properties Company II, Inc.