Form 10-K
period 1995-12-31
NEW ENGLAND LIFE PENSION PROPERTIES II
filed 1996-03-28
CIK 728525

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995
                          Commission File No. 0-13323
                               _________________

                    NEW ENGLAND LIFE PENSION PROPERTIES II;
                       A REAL ESTATE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

     Massachusetts                                       04-2803902
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

   399 Boylston Street, 13th FL.
    Boston, Massachusetts                                  02116
(Address of principal executive offices)                  (Zip Code)

              Registrant's telephone number, including area code:
                                 (617) 578-1200

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                     Units of Limited Partnership Interest

                                (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X     No  ___
                                  ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         No voting stock is held by nonaffiliates of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE


                                      None

                                     PART I
                                     ------

Item 1.   Business
          --------

          New England Life Pension Properties II; A Real Estate Limited Partnership (the "Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on September 15, 1983, to invest primarily in newly constructed and existing income-producing real properties.

          The Partnership was initially capitalized with contributions of $2,000 from Copley Properties Company II, Inc. (the "General Partner") and $10,000 from NELRECO Troy, Inc. (the "Initial Limited Partner"). The Partnership filed a Registration Statement on Form S-11 (the "Registration Statement") with the Securities and Exchange Commission on September 21, 1983, with respect to a public offering of 50,000 units of limited partnership interest at a purchase price of $1,000 per unit (the "Units") with an option to sell up to an additional 60,000 Units (an aggregate of $110,000,000). The Registration Statement was declared effective on November 23, 1983.

          The first sale of Units occurred on June 15, 1984, at which time the Initial Limited Partner withdrew its contribution from the Partnership. Investors were admitted to the Partnership thereafter at monthly closings; the offering of Units terminated on November 23, 1984, and the last group of initial investors was admitted to the Partnership on November 30, 1984. As of November 30, 1984, a total of 39,917 Units had been sold, a total of 5,980 investors had been admitted as limited partners (the "Limited Partners") and a total of $39,654,700 had been contributed to the capital of the Partnership. The remaining 70,083 units were de-registered on November 30, 1984.

          The Partnership has no employees. Services are performed for the Partnership by the General Partner and affiliates of the General Partner.

          As of December 31, 1995, the Partnership had investments in the five real property investments described below. In December 1993, it sold its sixth investment, an apartment complex in Grand Rapids, Michigan, which resulted in a capital distribution of $50.11 per unit. The Partnership and its affiliate, New England Life Pension Properties has provided the ground lessee of one of the Partnership's properties, the Willows Shopping Center in Concord, California, with a $2.5 million leasehold mortgage loan for the purpose of completing the renovation of the Center. New England Life Pension Properties II will fund $1,875,000 of the loan, with the balance funded by New England Life Pension Properties. The Partnership has no other current plan to renovate, improve or further develop any of its real property.

          In the opinion of the General Partner of the Partnership, the properties are adequately covered by insurance.

          A.    Light Industrial Facilities in Elkridge, Maryland.
                -------------------------------------------------

          The Partnership continues to own two adjacent parcels of land containing an aggregate of approximately five acres located in Elkridge, Maryland, which are ground leased to Dorsey Associates. Situated on the land are two light industrial buildings. The Partnership purchased the land in 1984 for $362,500. The Partnership is entitled to receive a base rent of $43,500 per year, plus an annual percentage rent equal to 75% of gross revenues from the rental of the buildings in excess of a base amount. The Partnership is entitled to receive 75% of the net proceeds from the sale of the entire property after it has recovered its investment in the land and the mortgage loan described below.

          In 1984 the Partnership also made a $2,062,500 non-recourse mortgage loan to Dorsey Associates that matured on June 29, 1994. The loan is secured by a first mortgage of the buildings and of the leasehold interest in the land. Interest only is payable monthly at the rate of 12% per annum. Although the Partnership has not yet foreclosed on this loan, the mortgage loan has not been extended as of March 1, 1996 as the Partnership is in the process of evaluating various alternatives to extending the loan.

          B.    Industrial Building in Columbia, Maryland.
                -----------------------------------------

          The Partnership continues to own a ground leasehold interest in a 2.5 acre parcel of land located in Columbia, Maryland, which is subleased to Columbia Warehouse Limited Partnership ("CWLP"). Situated on the land is a one-story light industrial building. The Partnership purchased the ground leasehold interest in 1984 for $137,500. The ground lease, as amended on June 1, 1989, has an unexpired term of approximately 75 years. Annual rental under the ground lease is approximately $3,420 and is adjusted at five-year intervals. The

Partnership receives an annual rent of $16,500 from the sublessee, plus an annual percentage rent equal to 75% of gross revenues from the rental of the building in excess of a base amount. The Partnership is entitled to receive 75% of the net proceeds from the sale of the entire property after it has recovered its investment in the land and the mortgage loan described below.

          In 1984 the Partnership also made a $1,062,500 non-recourse mortgage loan to CWLP that matured on June 29, 1994. The loan is secured by a first mortgage of the buildings and of the leasehold interest in the land. Interest only is payable monthly at the rate of 12% per annum. Although the Partnership has not foreclosed on this loan, the mortgage loan has not been extended as of March 1, 1996 as the Partnership is in the process of evaluating various alternatives to extending the loan.

          C.    Shopping Center in Concord, California ("Willows Shopping
                ---------------------------------------------------------
Center")
-------

          On July 30, 1984, the Partnership and an affiliate of the Partnership (the "Affiliate") jointly made land purchase-leaseback and leasehold mortgage loan investments aggregating $15,719,317 in a 24.8 acre shopping center known as The Willows Shopping Center in Concord, California. The Partnership's share of these investments aggregated $11,789,488, giving the Partnership a 75% interest in each component of the investment held in common with the Affiliate. The investments entitled the Partnership and the Affiliate jointly to receive an annual interest return of 13% on the $10,719,317 ten-year mortgage, together with an annual fixed rental under the ground lease equal to a 12.2% return on the $5,000,000 land purchase price plus an annual percentage rental equal to 50% of the ground tenant's annual gross revenues in excess of specified base amounts.

          On August 15, 1985, the Partnership and the Affiliate consented to a sale by the ground tenant, Willows Concord Venture ("Willows Concord"), of the ground tenant's ownership interest in the buildings and leasehold interest in the land to an affiliate of VMS Realty, Inc. In conjunction with the sale, the ground lease was amended to provide that the Partnership and the Affiliate would no longer participate in excess rental revenues from the Shopping Center or in net appreciation from the sale of the property. The mortgage loan was also amended to increase the principal amount by $3,880,683 to $14,600,000, to extend the maturity date one year to August, 1995, and to lower the interest rate from 13% per annum to a stepped rate beginning at 9% per annum and increasing to 12% over six years. Under the terms of the original ground lease, the joint ground lessors were entitled to 50% of the net proceeds from a sale. The Partnership received cash of $3,215,625 and an interest in the incremental mortgage loan amount equal to $2,910,512, 50% of which was payable to the former ground lessee upon full payment of the loan principal by the new mortgagor. The joint mortgagees also entered into a Collection and Disbursement Agreement pursuant to which Willows Concord was entitled to share in 50% of interest paid under the new mortgage note in excess of the interest that would have been payable under the original note.

          The Partnership and the Affiliate had not received interest payments currently on the mortgage loan since the payment due for March, 1990, and as a result, the Partnership and the Affiliate began foreclosure proceedings to take possession of the property. On October 4, 1990, Pacific First Bank, the second leasehold mortgagee, filed an involuntary bankruptcy petition in the United States Bankruptcy Court for the Northern District of California against the ground lessee/debtor, to which filing the ground lessee/debtor subsequently consented. The ground lessee/debtor later consented to relief from stay of foreclosure proceedings. The Partnership and the Affiliate sold their interest in the leasehold mortgage loan to Willows Concord on June 14, 1991. In return, the Partnership and the Affiliate took back a note in the amount of $14,863,206.

          Willows Concord foreclosed on the leasehold mortgage on June 18, 1991. The Partnership, the Affiliate and Willows Concord entered into a replacement promissory note in the same principal amount of $14,863,206, effective June 18, 1991. The new loan is secured by the leasehold interest, bears interest at the rate of 9.323% per annum and provides for a reduction in principal if the note is paid prior to maturity. The Partnership, the Affiliate and Willows Concord also entered into a new ground lease which provides for annual rent in the amount of $550,000 plus an annual percentage rent equal to 70% of the ground lessee's annual gross revenues in excess of a specified amount. The Partnership has a 75% share of such rent. To the extent that operating cash flow from the shopping center is not sufficient to pay the ground rent, such rent may accrue until June 1996 at which time Willows Concord is obligated to pay all unpaid accrued rent and to pay all future ground rent on a current basis.

          On January 1, 1995 the Partnership and the Affiliate committed to make a $2.5 million construction loan to the ground lessee in order to fund the completion of the renovation of the Center. The loan bears interest at 11% per annum, provides for payments of principal and interest based on a 15-year amortization schedule, and matures on December 31, 1997. In addition, the ground lease was amended to provide the Partnership with the sole right to cause a sale of the Center on or after January 1, 1996.


          D.    Research and Development Building in Los Angeles County,
                -------------------------------------------------------
California ("Susana Corporate Center")
-------------------------------------

          The Partnership continues to own a 4.02 acre parcel of land in Los Angeles County, California, which it acquired for $1,750,000 and leased back to the seller. Situated on the land is a one-story, 63,164 square foot research and development facility leased to a single tenant. The ground lease has a term of 60 years and provides for a fixed annual rent of $214,375 plus additional rent equal to 60% of gross revenues from the rental of the building in excess of a base amount. The Partnership is entitled to receive 60% of the net proceeds from the sale of the entire property after it has recovered its investment in the land and the mortgage loan described below and after payment to the ground lessee of an amount equal to the cost of any capital improvements made during the lease term.

          In 1985 the Partnership also made a $3,250,000 non-recourse mortgage loan to the ground lessee. Interest only is payable monthly at the rate of 12.25% per annum. The entire principal amount is due and payable after ten years and is not prepayable. The loan is secured by a first mortgage on the building and the leasehold interest in the land.

          During 1993, the Partnership agreed to a restructuring of the ground lease and the mortgage loan. The ground lease now provides for annual rental in an amount which is determined by the available cash flow after the interest payments are made on the mortgage loan. The mortgage loan has been modified to
(1) increase the loan amount by $192,000 to a total of $3,442,000, (2) reduce the interest rate on the initial $3,250,000 loan to 9.06% per annum, and (3) extend the maturity date of the loan to December 31, 1999. Payments of principal and interest with interest at the rate of 8% per annum, are due monthly on the additional $192,000 loan. The increase was made to fund tenant improvements.

          E.    Research and Development Facility in Columbia, Maryland ("Case
                --------------------------------------------------------------
Communications Building")
------------------------

          The Partnership continues to own a 19.2 acre parcel of land in Columbia, Maryland, which it acquired for $2,570,379 and leased back to the seller. A 160,000 square foot research and development building has been constructed on the land. The ground lease has a term of 60 years and provides for a fixed annual rent of $262,392 plus additional rent equal to 65.864% of gross revenues from the rental of the building in excess of a base amount. The Partnership is entitled to receive 60% of the net proceeds from the sale of the entire property after it has recovered its investment in the land and the mortgage loan described below:

          The Partnership has also fully funded a $8,814,621 non-recourse mortgage loan to the ground lessee. Interest only is payable monthly at the rate of 11% per annum. The loan matured on May 1, 1995 and is secured by a
first mortgage of the building and the leasehold interest in the land.    The
Partnership has also fully funded an additional $1,000,000 loan. This loan bears interest at the rate of 14% per annum, is secured by a second mortgage on the building and leasehold interest in the land and matured simultaneously with the first mortgage loan described above. Although the Partnership has not foreclosed on these loans, the first mortgage loan has not been extended as of March 1, 1996 as the Partnership is in the process of evaluating various alternatives to extending the loan.

Item 2.      Properties
             ----------

 The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties:




                          Estimated  Number of                                  Annual
                            1996      Tenants                                  Contract
                           Annual     with 10%                                   Rent                             Line of Business
                           Realty     or More    Name(s) of    Square Feet of    per       Lease       Renewal      of Principal
     Property              Taxes      of GLA      Tenant(s)      Each Tenant    Sq. Ft.  Expiration    Options         Tenants
------------------------------------------------------------------------------------------------------------------------------------

Shopping Center in        $327,958     2      Whole Earth Access 40,374       $ 7.80      4/1996*     None        Specialty Retail
 Concord, CA                                  REI                29,486       $ 5.50      5/2003      Two 5       Specialty Retail
                                                                                                       year
                                                                                                      options

Industrial Building in    $ 43,375     1      Dynasplint          9,600       $ 6.50     10/1996      None        Manufacturing
 Elkridge, MD

Industrial Building in    $ 26,872     2      Igene               8,480       $ 8.25      1/2001      None        Pharmaceutical
 Columbia, MD                                 New Horizons       18,360       $ 7.20      6/1996      None        Pharmaceutical

R&D Building in L.A.      $ 40,000     1      National           63,164       $ 7.80     12/1999      None        Insurance
 County, CA                                   American
                                              Insurance
R&D Building in
 Columbia, MD             $187,110     1      US Government     160,000       $12.80     11/1996      None        Defense Research
------------------------------------------------------------------------------------------------------------------------------------


* Tenant vacated upon expiration of lease

     The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenues and net effective rent for the Partnership's properties:


--------------------------------------------------------------------------------
                                                                        Net
                                Gross                    Rental      Effective
                               Leasable     Year-End    Revenue        Rent
         Property                Area      Occupancy   Recognized   ($/sf/yr)*
--------------------------------------------------------------------------------

Shopping Center in
 Concord, CA
------------------
           1991                 274,488       68%      $3,131,840     $16.07
           1992                 274,488       70%      $2,346,938     $12.39
           1993                 274,488       78%      $2,612,770     $12.52
           1994                 251,531       91%      $2,595,391     $12.39
           1995                 251,531       91%      $3,099,701     $13.54

Industrial Buildings in
 Elkridge, MD
-----------------------
           1991                  84,630       57%      $  412,210     $10.25
           1992                  84,630       60%      $  273,543     $ 5.46
           1993                  84,630       55%      $  254,478     $ 5.35
           1994                  84,630       76%      $  300,981     $ 5.43
           1995                  84,630       43%      $  266,751     $ 7.33

Industrial Buildings in
 Columbia, MD
-----------------------
           1991                  38,840      100%      $  287,239     $ 7.76
           1992                  38,840      100%      $  325,425     $ 8.51
           1993                  38,840       82%      $  266,711     $ 7.55
           1994                  38,840       85%      $  291,556     $ 9.04
           1995                  38,840       91%      $  284,134     $ 8.04

R&D Building in L.A.
 County, CA
--------------------
           1991                  63,164      100%      $  710,412     $11.25
           1992                  63,164      100%      $  710,412     $11.25
           1993                  63,164      100%      $  620,246     $ 9.82
           1994                  63,164      100%      $  518,234     $ 8.20
           1995                  63,164      100%      $  514,621     $ 8.15

R&D Building in
 Columbia, MD
-------------------
           1991                 160,000      100%      $1,825,333     $11.41
           1992                 160,000      100%      $1,900,000     $11.88
           1993                 160,000      100%      $2,300,000     $14.38
           1994                 160,000      100%      $2,636,836     $16.48
           1995                 160,000      100%      $2,283,934     $14.27
--------------------------------------------------------------------------------

* Net effective rent calculation is based on average occupancy during the respective year.

     Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1995:

--------------------------------------------------------------------------------------------------------------------------
                                                        TENANT AGING REPORT

                                                                                                          Percentage of
                                         # of Lease                                  Total                Gross Annual
         Property                        Expirations         Square Feet          Annual Rental             Rental*
--------------------------------------------------------------------------------------------------------------------------
Shopping Center in Concord, CA (1)
----------------------------------
           1996                               2                 41,790              $314,917                 12%
           1997                               3                 11,130              $ 63,362                  2%
           1998                               1                    600              $ 18,948                  1%
           1999                               3                 23,650              $260,984                 10%
           2000                               2                 10,520              $128,746                  5%
           2001                               1                  7,088              $ 77,117                  3%
           2002                               2                 22,411              $222,615                  9%
           2003                               4                 44,779              $401,192                 15%
           2004                               0                      0              $      0                  0%
           2005                               6                 49,457              $586,913                 23%

Industrial Buildings in Elkridge, MD
------------------------------------
           1996                               1                  9,600              $ 62,400                30%
           1997                               6                 20,040              $102,319                49%
           1998                               1                  4,800              $ 19,200                 9%
           1999                               0                      0              $      0                 0%
           2000                               1                  6,360              $ 24,232                12%
           2001                               0                      0              $      0                 0%
           2002                               0                      0              $      0                 0%
           2003                               0                      0              $      0                 0%
           2004                               0                      0              $      0                 0%
           2005                               0                      0              $      0                 0%

Industrial Building in Columbia, MD
-----------------------------------
           1996                               2                 20,760              $107,112                56%
           1997                               0                      0              $      0                 0%
           1998                               2                  4,800              $ 26,688                14%
           1999                               0                      0              $      0                 0%
           2000                               0                      0              $      0                 0%
           2001                               1                  8,480              $ 57,240                30%
           2002                               0                      0              $      0                 0%
           2003                               0                      0              $      0                 0%
           2004                               0                      0              $      0                 0%
           2005                               0                      0              $      0                 0%

R&D Building in L.A. County, CA
-------------------------------
           1996                               0                      0              $      0                 0%
           1997                               0                      0              $      0                 0%
           1998                               0                      0              $      0                 0%
           1999                               1                 63,164              $622,347               100%
           2000                               0                      0              $      0                 0%
           2001                               0                      0              $      0                 0%
           2002                               0                      0              $      0                 0%
           2003                               0                      0              $      0                 0%
           2004                               0                      0              $      0                 0%
           2005                               0                      0              $      0                 0%
--------------------------------------------------------------------------------------------------------------------------



R&D Building in Columbia, MD
----------------------------
           1995                          0                           0              $        0                0%
           1996                          1                     160,000              $2,228,000              100%
           1997                          0                           0              $        0                0%
           1998                          0                           0              $        0                0%
           1999                          0                           0              $        0                0%
           2000                          0                           0              $        0                0%
           2001                          0                           0              $        0                0%
           2002                          0                           0              $        0                0%
           2003                          0                           0              $        0                0%
           2004                          0                           0              $        0                0%
           2005                          0                           0              $        0                0%
-------------------------------------------------------------------------------------------------------------------------------

(1)  Remaining leases do not expire within 10 years.
*  Does not include expenses paid by tenants.

Following is information regarding the competitive market conditions for each of the Partnership's properties. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness.

Research & Development Building in Los Angeles County, CA
---------------------------------------------------------

The South Bay office market is a relatively diverse market encompassing nearly 30 million square feet of existing space. It includes the communities of Long Beach, Torrance, El Segundo and LAX. Overall vacancy in this area is 24%.
While this represents a decline from 26% reported in 1993, vacancy has remained above 18% for more than seven years. The softness in this market is attributable to the contraction of the aerospace and defense industries. As a number of new government contracts continue to diminish, this area has increased its reliance on foreign trade due to its proximity to the sea ports of Long Beach and Los Angeles, as well as LAX.

Light Industrial Facilities and Industrial Building in Elkridge, MD
-------------------------------------------------------------------

These buildings are typical 1970s vintage flex office/warehouse buildings for the Baltimore/Washington Corridor market. The Corridor emerged in the early 1970s with the construction of I-95. The corridor industrial market is a dynamic entity that generally extends from the Washington Beltway (I-495) on the south to the Baltimore Beltway on the north (I-695) and from Columbia on the west to I-97 on the east. The Corridor market is influenced by the presence of such variables as the federal government, Fort Meade and the National Security Agency and BWI Airport. The Department of Defense has been a large user of space, both directly and indirectly through contacts in the past; however this trend reached a plateau a few years ago given the cuts in defense spending. The Corridor contains approximately 14,415,000 square feet and exhibited a vacancy rate of 10% as of the end of 1995.

Research & Development Facility in Columbia, MD
-----------------------------------------------

The Howard County R&D market contains approximately 3.2 million square feet and exhibited a vacancy rate of 10% as of December 31, 1995. The 10% vacancy rate is a strong improvement from the 1990-to-1993 period when the vacancy rate hovered in the 22%-to-24% range.

Shopping Center in Concord, CA
------------------------------

This neighborhood shopping center lies within the Central Contra Costa County market in which there is approximately 8.1 million square feet of retail inventory. This market incorporates the cities along the I-680 corridor and includes Walnut Creek, Concord, Pleasant Hill and Martinez. An average vacancy rate of 5% was reported within the neighborhood centers, with retail strip properties posting a slightly higher average vacancy of 7%. Since 1992, no new retail projects have come on-line within the property's immediate neighborhood. New construction is expected to be limited due to the lack of available land and the still cautious attitude among the lending community.

Item 3.   Legal Proceedings.
          ------------------

          The Partnership is not a party to, nor are any of its properties subject to, any material pending legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                    PART II
                                    -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
          ---------------------------------------------------------------------

          There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

          As of December 31, 1995, there were 6,184 holders of Units.

          The Partnership's Amended and Restated Agreement of Limited Partnership dated June 15, 1984, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1995, cash distributions paid in 1995 or distributed after year end with respect to 1995 to the Limited Partners as a group totaled $2,486,032. For the year ended December 31, 1994, cash distributions paid in 1994 or distributed after year end with respect to 1994 to the Limited Partners as a group totaled $4,384,484, of which $2,000,241 was capital distributions.

          Cash distributions exceeded net income in 1995 and, therefore, resulted in a reduction of partners' capital. Distributions, however, were less than cash provided by operating activities. Reference is made to the Partnership's Statement of Changes in Partners' Capital and Statement of Cash Flows in Item 8 herein.

Item 6.  Selected Financial Data.
         ------------------------

                   For Year        For Year        For Year        For Year     For Year
                   Ended or        Ended or        Ended or        Ended or     Ended or
                     as of           as of           as of           as of       as of
                  12/31/95(3)     12/31/94(2)     12/31/93(1)     12/31/92     12/31/91
                  -----------     -----------     -----------     -----------  -----------

  Revenues        $ 5,313,944     $ 5,061,123     $ 4,902,277     $ 4,856,666  $ 4,844,818

  Net Income      $ 1,710,797     $ 2,340,707     $ 1,376,686     $ 2,364,385  $ 3,442,669

  Net Income
  per Unit of
  Limited
  Partnership
  Interest
  Outstanding     $     42.43     $     58.05     $     34.14     $     65.34  $     85.38

  Total Assets    $39,074,700     $39,868,957     $41,816,002     $42,526,793  $42,361,375
                  -----------     -----------     -----------     -----------  -----------
  Total Cash
  Distributions
  per Limited
  Partnership Unit,
  including amounts
  distributed after
  year end with
  respect to the
  previous year        $62.28         $109.84          $61.12          $61.12       $70.52

  -----------------------------------------------

 (1) The Partnership recorded a provision of $1,670,000 ($41.42 per Unit) for impaired mortgage loans during 1993.

 (2) The Partnership recorded a provision of $800,000 ($19.84 per Unit) for impaired mortgage loans during 1994.

 (3) The Partnership recorded a provision of $1,428,000 ($35.42 per Unit) for impaired mortgage loans during 1995.

  Item 7. Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

  Liquidity and Capital Resources

       The Partnership completed its offering of units of limited partnership interest in November 1984. A total of 39,917 units were sold. The Partnership received proceeds of $36,296,995, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made six real estate investments, one of which was sold in December 1993. The remaining investments are described in Item 1 hereof. As a result of sales and similar transactions, capital of $4,395,261 has been returned to the limited partners through December 31, 1995. Two of the Partnership's mortgage loan investments had a maturity date in 1994; another had a maturity in 1995. The Partnership is evaluating various alternatives to extending these loans.

       The capital distribution to limited partners of $2,000,241 ($50.11 per limited partnership unit) on July 28, 1994 was from the proceeds from the sale of the Oxford Place investment in December 1993. The adjusted capital contribution after this distribution was reduced to $889.89 per unit.

       At December 31, 1995, the Partnership had $5,257,856 in cash, cash equivalents and short-term investments which were partially used for cash distributions of $627,786 to partners on January 25, 1996; the remainder is expected to be used to fund the renovation of the Willows Shopping Center or retained as working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments and proceeds from the sale of such investments. Quarterly distributions of cash from operations relating to 1995 and 1994 were made at the annualized rates of 7% and 6.5%, respectively, on the weighted average adjusted capital contribution during the period. The cash distribution rate increased with the stabilization of property operations and the attainment of appropriate reserve levels.

       The carrying value of the Partnership's real estate investments in the financial statements at December 31, 1995, other than impaired mortgage loans, is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1995, the carrying value of certain investments exceeded their related appraised values by an aggregate of approximately $1,150,000, and the appraised value of the remaining investments exceeded their related carrying values by an aggregate of approximately $210,000. The current appraised value of real estate investments has been estimated by the general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

  Results of Operations
  ---------------------

  Form of Real Estate Investments

       The Willows Shopping Center is structured as a ground lease/mortgage loan investment. However, for financial reporting purposes it is accounted for as a property which is jointly owned with an affiliate. The remainder of the Partnership's investments are structured and accounted for as ground lease/mortgage loan investments.

  Operating Factors

       At December 31, 1995, the Willows Shopping Center was 91% leased, compared to approximately 91% and 78% at the end of 1994 and 1993, respectively. The ground lessee/borrower has commenced the full rehabilitation of this property including the complete renovation and reconfiguration of the center to a mini power center. The general partner determined that it is in the best interest of the Partnership to provide funding for the rehabilitation costs in the form of a construction loan, together with its affiliate which owns a share of the center. The Partnership's share of the remaining estimated cost is approximately $1,575,000 at December 31, 1995.

       Occupancy at Elkridge decreased to 43% as of December, 31, 1995, compared to 76% and 55% at the end of 1994 and 1993, respectively. Occupancy at the R&D building is 73%. The Partnership has entered into a purchase and sale agreement for the vacant warehouse building. However, the sale is contingent on the buyer's obtaining necessary financing.

       Susana Corporate Center has been 100% leased to a single-tenant over the past three years. In May 1993, in connection with the restructuring of the tenant's lease, the ground lease/mortgage loan agreements were modified by reducing the interest rate and allowing for the deferral of ground rent if cash flow was insufficient. The Partnership continues to market this property for sale.

       Occupancy at the Oakland property was 91% at December 31, 1995, up from 85% and 82% one and two years prior; however, leases for 53% of the currently occupied space expire in 1996.

       The Case Communications property has been fully occupied under a five year lease with a government agency, which expires in November 1996.

  Investment Results

       The Partnership determined that the mortgage loans secured by Elkridge and Susana Corporate Center were impaired and recognized a provision for impaired mortgage loans of $1,670,000 which was charged to operations in 1993. During 1994 and 1995, the estimated fair market value of the loan collateral further declined, resulting in an increase to the valuation allowance of $800,000 and $328,000, respectively. During the fourth quarter of 1995, the Partnership determined that the mortgage loans secured by the Case Communications Building were impaired, primarily due to the change in the expected holding period for the property and a decrease in market rental rates. This impairment resulted in an increase to the valuation allowance of $1,100,000, which was charged to operations in 1995. Ground rent and interest payments from Case Communications continue to be made in accordance with contractual terms.

  1995 Compared to 1994

       Interest on cash equivalents and short-term investments increased approximately 13% during 1995 compared to 1994, primarily due to an increase in short-term interest rates.

       Exclusive of the provision for impaired mortgage loans, real estate results were $3,259,150 in 1995, a slight decrease compared to $3,287,302 in 1994. Operating income from the Case Communications Building related to percentage rent decreased $120,000, and operating income from Susana Corporate Center decreased by approximately $55,000. These decreases were partially offset by an increase in net operating income from the Willows Shopping Center of approximately $95,000, and by the Oakland property.

       Operating cash flow, however increased $217,000, or 6%, between 1995 and 1994. This change in cash flow primarily stems from a reduction in expenditures for deferred leasing costs at the Willows Shopping Center, partially offset by the increase in non-cash working capital items. In addition, cash flow in 1994 was reduced by $114,000 as a result of advance rent receipts in the prior year.

  1994 Compared to 1993

       Interest on cash equivalents and short-term investments increased nearly five-fold during 1994 as compared to 1993, due to an increase in short-term interest rates and a higher average investment balance. The increase in the average balance resulted from the Partnership's temporarily retaining the sales proceeds from the Oxford Place Apartments.

       Exclusive of the provision for impaired mortgage loans and the operations from Oxford Place Apartments, real estate operating results were $3,287,302 in 1994, an 11% increase compared to $2,955,850 in 1993. Operating income in 1994 includes approximately $200,000 from the Case Communications Building related to the final settlement of prior year percentage rent. Operating income in 1993 includes $270,000 from the settlement of past due rents at Willows Shopping Center in connection with an anchor tenant's lease revision. Excluding that settlement, net operating income from the Willows Shopping Center increased approximately $210,000. Income from the Elkridge investment increased by approximately $120,000 due to an increase in average occupancy. Finally, operating income from Susana Corporate Center increased slightly.

       Operating cash flow, exclusive of $583,203 from Oxford Place Apartments in 1993, increased by 1% between 1994 and 1993. The change in cash flow is reflective of the change in operating results, offset by the cash settlement in 1993 which resulted from the renegotiated lease term of an anchor tenant at the Willows Shopping Center.


  Portfolio Expenses

       The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

  1995 Compared to 1994

       General and administrative expenses were relatively unchanged. Management fee expense increased 4% due to an increase in distributable cash flow.

  1994 Compared to 1993

       General and administrative expenses increased by 24% or $33,000 due to an increase in appraisal, investor servicing and professional fees. Management fee expense decreased 2% due to a decrease in distributable cash flow.


  Inflation

       By their nature, real estate investments tend not to be adversely affected by inflation. Inflation may result in appreciation in the value of the Partnership's real estate investments over time if rental rates and replacement costs increase. Declines in real property values, during the period of Partnership operations, due to market and economic conditions, have overshadowed the positive effect inflation may have on the value of the Partnership's investments.

  Item 8.  Financial Statements and Supplementary Data.
           --------------------------------------------

           See the Financial Statements of the Partnership included as a part of this Annual Report on Form 10-K.

  Item 9.  Changes in and Disagreements with Accountants on Accounting and
           ---------------------------------------------------------------
  Financial Disclosure.
  --------------------

           The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

                                    PART III
                                    --------

  Item 10.  Directors and Executive Officers of the Registrant.
            --------------------------------------------------

            (a) and (b) Identification of Directors and Executive Officers.
                        --------------------------------------------------

            The following table sets forth the names of the directors and executive officers of the General Partner and the age and position held by each of them as of December 31, 1995.

  Name                       Position(s) with the General Partner            Age
  ----                       ------------------------------------            ---

  Joseph W. O'Connor         President, Chief Executive Officer and           49
                             Director
  Daniel J. Coughlin         Managing Director and Director                   43
  Peter P. Twining           Managing Director, General Counsel and           49
                             Director
  Wesley M. Gardiner, Jr.    Vice President                                   37
  Daniel C. Mackowiak        Principal Financial and Accounting Officer       44

         Mr. O'Connor and Mr. Coughlin have served in an executive capacity since the organization of the General Partner on August 25, 1983. Mr. Gardiner and Mr. Twining have served in their capacities since June 1994, and Mr. Mackowiak has served in his capacity as of January 1, 1996. All of these individuals will continue to serve in such capacities until their successors are elected and qualify.

         (c)  Identification of Certain Significant Employees.
              -----------------------------------------------

              None.

         (d)  Family Relationships.
              --------------------

              None.

         (e)  Business Experience.
              -------------------

              The General Partner was incorporated in Massachusetts on August 25, 1983. The background and experience of the executive officers and directors of the General Partner are as follows:

         Joseph W. O'Connor has been President, Chief Executive Officer and a Director of Copley Real Estate Advisors, Inc. ("Copley") since January, 1982. He was a Principal of Copley from 1985 to 1987 and has been a Managing Director of Copley since January 1, 1988. He has been active in real estate for 27 years. From June, 1967, until December, 1981, he was employed by New England Mutual Life Insurance Company ("The New England"), most recently as a Vice President in which position he was responsible for The New England's real estate portfolio. He received a B.A. from Holy Cross College and an M.B.A. from Harvard Business School.

         Daniel J. Coughlin was a Principal of Copley from 1985 to 1987 and has been a Managing Director of Copley since January 1, 1988 and a Director of Copley since July 1994. Mr. Coughlin has been active in financial management and control for 21 years. From June, 1974 to December, 1981, he was Real Estate Administration Officer in the Investment Real Estate Department at The New England. Since January, 1982, he has been in charge of the asset management division of Copley. Mr. Coughlin is a Certified Property Manager and a licensed real estate broker. He received a B.A. from Stonehill College and an M.B.A. from Boston University.

         Peter P. Twining is a Managing Director and General Counsel of Copley. As such, he is responsible for general legal oversight and policy with respect to Copley and its investment portfolios. Before being promoted to this position in January 1994, he was a Vice President/Principal and senior lawyer responsible for assisting in the oversight and management of Copley's legal operations. Before joining Copley in 1987, he was a senior member of the Law Department at The New England and was associated with the Boston law firm, Ropes and Gray. Mr. Twining is a graduate of Harvard College and received his J.D. in 1979 from Northeastern University.

         Wesley M. Gardiner, Jr. joined Copley in 1990 and has been a Vice President at Copley since January, 1994. From 1982 to 1990, he was employed by Metric Realty, a nationally-known real estate investment advisor and syndication firm, as a portfolio manager responsible for several public and private limited partnerships. His career at Copley has included asset management responsibility for the company's Georgia and Texas holdings. Presently, as a Vice President and Team Leader, Mr. Gardiner has overall responsibility for all the partnerships advised by Copley whose securities are registered under the Securities and Exchange Act of 1934. He received a B.A. in Economics from the University of California at San Diego.

       Daniel C. Mackowiak has been a Vice President of Copley since January 1989 and has been a Vice President and the Principal Financial and Accounting Officer of the Managing General Partner since January 1996. Mr. Mackowiak previously held the offices of Chief Accounting Officer of Copley from January 1989 through April 1994 and Vice President and Principal Financial and Accounting Officer of the Managing General Partner between January 1989 and May 1994. From 1975 until joining Copley, he was employed by the public accounting firm of Price Waterhouse, most recently as a Senior Audit Manager. He is a certified public accountant and has been active in the field of accounting his entire business career. He received a B.S. from Nichols College and an M.B.A. from Cornell University.

         Mr. O'Connor is a director of Copley Properties, Inc., a Delaware corporation organized as a real estate investment trust which is listed for trading on the American Stock Exchange. None of the other directors of the General Partner is a director of a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. All of the directors and officers of the General Partner also serve as directors and officers of one or more corporations which serve as general partners of publicly-traded real estate limited partnerships which are affiliated with the General Partner.

  (f) Involvement in Certain Legal Proceedings.

      None.

  Item 11.  Executive Compensation.
            ----------------------

       Under the Partnership Agreement, the General Partner and its affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1, 2 and 6 of Notes to Financial Statements.

       The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partner and its affiliates for the year ended December 31, 1995:

                                                                     Amount of
                                                                   Compensation
                                                                        and
Receiving Entity                      Type of Compensation         Reimbursement
----------------                      --------------------         -------------

  General Partner                     Share of Distributable Cash  $      25,112

  Copley Real Estate Advisors, Inc.   Management Fees and                248,355
                                      Reimbursement of Expenses

  New England Securities Corporation  Servicing Fees and                   7,973
                                      Reimbursement of Expenses
                                                                   -------------
                                      TOTAL                        $     281,440
                                                                   =============


       For the year ended December 31, 1995, the Partnership allocated $49,180 of taxable income to the General Partner.

  Item 12.  Security Ownership of Certain Beneficial Owners and Management.
            --------------------------------------------------------------

       (a)  Security Ownership of Certain Beneficial Owners

       No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1995. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

       Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the General Partner.

       (b)  Security Ownership of Management.

       An affiliate of the General Partner of the Partnership owned 699 Units at December 31, 1995.

       (c)  Changes in Control.

       There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

  Item 13.  Certain Relationships and Related Transactions.
            ----------------------------------------------

       The Partnership has no relationships or transactions to report other than as reported in Item 11, above.

                                    PART IV
                                    -------

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
            ----------------------------------------------------------------

       (a)  The following documents are filed as part of this report:

            (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Schedules and Financial Statement Index No. 2 are filed as part of this Annual Report.

            (2) Financial Statement Schedules--The Financial Statement Schedules listed on the accompanying Index to Financial Statements and Schedules are filed as part of this Annual Report.

            (3) Exhibits--The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

       (b) Reports on Form 8-K. During the last quarter of the year ended December 31, 1995, the Partnership filed no Current Reports on Form 8-K.

                               New England Life

                            Pension Properties II;

                       A Real Estate Limited Partnership




                             Financial Statements

                                 * * * * * * *


                               December 31, 1995

                    NEW ENGLAND LIFE PENSION PROPERTIES II;
                    --------------------------------------
                       A REAL ESTATE LIMITED PARTNERSHIP
                       ---------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------



                                                                            Page


Report of Independent Accountants.........................................

Financial Statements:

      Balance Sheet - December 31, 1995 and 1994..........................

      Statement of Operations - Years ended December 31, 1995, 1994 and 1993.........................................................

      Statement of Changes in Partners' Capital - Years ended
         December 31, 1995, 1994 and 1993.................................

      Statement of Cash Flows - Years ended December 31, 1995, 1994 and 1993.........................................................

      Notes to Financial Statements.......................................

Financial Statement Schedules:

      Schedule III - Real Estate and Accumulated
         Depreciation as of December 31, 1995.............................

      Schedule IV - Mortgage Loans on Real Estate
         as of December 31, 1995..........................................

                       Report of Independent Accountants
                       ---------------------------------


  To the Partners

  New England Life Pension Properties II;
  A Real Estate Limited Partnership

  In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Life Pension Properties II; A Real Estate Limited Partnership (the "Partnership") at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Copley Properties Company II, Inc., the General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


  /s/  Price Waterhouse LLP
  -------------------------
  Price Waterhouse LLP


  Boston, Massachusetts
  March 15, 1996

  NEW ENGLAND LIFE PENSION PROPERTIES II;
  A REAL ESTATE LIMITED PARTNERSHIP

  BALANCE SHEET


                                                    December 31,
                                              ------------------------

                                                 1995          1994
                                              ----------    ----------
  Assets

  Real estate investments:
     Ground leases and mortgage loans, net    $17,575,746   $19,014,308
     Property, net                             15,381,902    14,689,691
     Deferred leasing costs and
       other assets, net                          528,022       591,963
                                              -----------   -----------
                                               33,485,670    34,295,962

  Cash and cash equivalents                     2,731,930     4,101,201
  Short-term investments                        2,525,926     1,292,505
  Interest and rent receivable                    331,174       179,289
                                              -----------   -----------

                                              $39,074,700   $39,868,957
                                              ===========   ===========

  Liabilities and Partners' Capital

  Accounts payable                            $   505,813   $   548,907
  Accrued management fee                           62,089        57,662
  Deferred disposition fees                       314,464       314,464
                                              -----------   -----------
  Total liabilities                               882,366       921,033
                                              -----------   -----------

  Partners' capital:
     Limited partners ($889.89 per
      unit; 110,000 units authorized,
      39,917 units issued and outstanding)     38,127,446    38,875,480
     General partner                               64,888        72,444
                                              -----------   -----------
  Total partners' capital                      38,192,334    38,947,924
                                              -----------   -----------
                                              $39,074,700   $39,868,957
                                              ===========   ===========

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS


                                               Year ended December 31,
                                       --------------------------------------

                                          1995         1994          1993
                                       -----------   ----------   -----------
Investment Activity

Property rentals                       $ 2,340,380   $1,976,622   $ 1,989,107
Property operating expenses             (1,063,651)    (902,099)     (967,118)
Depreciation and amortization             (670,852)    (564,888)     (450,520)
                                       -----------   ----------   -----------
                                           605,877      509,635       571,469

Ground rentals and interest
 on mortgage loans                       2,679,916    2,825,292     2,857,154
Amortization                               (26,643)     (47,625)      (59,201)
Provision for impaired mortgage
 loans                                  (1,428,000)    (800,000)   (1,670,000)
                                       -----------   ----------   -----------

 Total real estate operations            1,831,150    2,487,302     1,699,422

Interest on cash equivalents
 and short-term investments                293,648      259,209        56,016
                                       -----------   ----------   -----------

 Total investment activity               2,124,798    2,746,511     1,755,438
                                       -----------   ----------   -----------

Portfolio Expenses

Management fee                             248,355      238,186       243,729
General and administrative                 165,646      167,618       135,023
                                       -----------   ----------   -----------
                                           414,001      405,804       378,752
                                       -----------   ----------   -----------

Net income                             $ 1,710,797   $2,340,707   $ 1,376,686
                                       ===========   ==========   ===========

Net income per limited
  partnership unit                          $42.43       $58.05        $34.14
                                       ===========   ==========   ===========

Cash distributions per limited
 partnership unit                           $61.17      $110.66        $61.12
                                       ===========   ==========   ===========

Number of limited partnership units
  outstanding during the year               39,917       39,917        39,917
                                       ===========   ==========   ===========




                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL


                                                 Year ended December 31,
                        ------------------------------------------------------------------------

                                1995                      1994                     1993
                        ----------------------    ---------------------    ---------------------
                         General       Limited    General       Limited    General       Limited
                         Partner      Partners    Partner      Partners    Partner      Partners
                        --------   -----------   --------   -----------   --------   -----------
Balance at beginning
   of year              $ 72,444   $38,875,480   $ 73,449   $40,975,393   $ 84,326   $42,052,201

Cash distributions       (24,664)   (2,441,723)   (24,412)   (4,417,213)   (24,644)   (2,439,727)

Net income                17,108     1,693,689     23,407     2,317,300     13,767     1,362,919
                        --------   -----------   --------   -----------   --------   -----------

Balance at end
   of year              $ 64,888   $38,127,446   $ 72,444   $38,875,480   $ 73,449   $40,975,393
                        ========   ===========   ========   ===========   ========   ===========

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CASH FLOWS


                                                 Year ended December 31,
                                          ---------------------------------------
                                              1995          1994          1993
                                          -----------   -----------   -----------
Cash flows from operating activities:
 Net income                               $ 1,710,797   $ 2,340,707   $ 1,376,686
 Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation and amortization              697,495       612,513       509,721
   Provision for impaired mortgage loans    1,428,000       800,000     1,670,000
   Increase in deferred leasing costs
    and other assets                          (67,865)     (376,568)     (216,525)
   Decrease (increase) in operating
    receivables                              (178,617)        1,909       330,357
   Increase (decrease) in unearned
    revenue                                         -      (114,336)      114,336
   Increase (decrease) in operating
    liabilities                               (38,668)       69,829        90,133
                                          -----------   -----------   -----------
    Net cash provided by operating
     activities                             3,551,142     3,334,054     3,874,708
                                          -----------   -----------   -----------

Cash flows from investing activities:
 Capital expenditures on owned property    (1,247,337)   (1,482,163)     (742,712)
 Increase in mortgage loan                          -      (171,007)      (20,994)
 Decrease (increase) in short-term
   investments, net                        (1,206,689)     (213,717)       46,102
 Net proceeds from sale of investment               -             -       190,140
 Repayment of mortgage loan                         -             -     5,028,459
 Increase in deferred disposition fees              -             -       172,425
                                          -----------   -----------   -----------
   Net cash provided by (used in)
   investing activities                    (2,454,026)   (1,866,887)    4,673,420
                                          -----------   -----------   -----------

Cash flows from financing activity:
 Distributions to partners                 (2,466,387)   (4,441,625)   (2,464,371)
                                          -----------   -----------   -----------
   Net cash used in financing activity     (2,466,387)   (4,441,625)   (2,464,371)
                                          -----------   -----------   -----------

Net increase (decrease) in cash and cash
 equivalents                               (1,369,271)   (2,974,458)    6,083,757

Cash and cash equivalents:
 Beginning of year                          4,101,201     7,075,659       991,902
                                          -----------   -----------   -----------

 End of year                              $ 2,731,930   $ 4,101,201   $ 7,075,659
                                          ===========   ===========   ===========

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business
----------------------------------

  General

  New England Life Pension Properties II; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in June, 1984 and acquired several real estate investments through 1986. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the general partner could extend the investment period if it is in the best interest of the limited partners.

  The general partner of the Partnership is Copley Properties Company II, Inc., a wholly-owned subsidiary of Copley Real Estate Advisors, Inc. ("Copley"). Subject to the general partner's overall authority, the business of the Partnership is managed by Copley pursuant to an advisory contract. Copley is a wholly-owned subsidiary of New England Investment Companies, L.P. ("NEIC"), a publicly traded limited partnership. New England Mutual Life Insurance Company ("The New England"), the parent of NEIC's predecessor, is NEIC's principal unitholder. In August 1995, The New England announced an agreement to merge (the "Merger") with Metropolitan Life Insurance Company ("Metropolitan Life"), with Metropolitan Life to be the surviving entity. This merger, which is subject to various policyholder and regulatory approvals, is expected to take place in the first half of 1996. Metropolitan Life is the second largest life insurance company in the United States in terms of total assets, having assets of over $130 billion (and adjusted capital of over $8 billion) as of June 30, 1995.

  At December 31, 1995, an affiliate of the general partner owned 699 units and at December 31, 1994 the general partner owned 426 units of limited partnership interest, which were repurchased from certain qualified plans, within specified annual limitations provided for in the Partnership Agreement.

  Management

  Copley, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash from operations, as defined, before deducting such fees. Acquisition fees were paid in an amount equal to 2% of the gross proceeds from the offering. Disposition fees are generally 3% of the selling price of the property, but are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon.

  New England Securities Corporation, an indirect subsidiary of The New England, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $7,973, $11,784 and $9,914 in 1995, 1994 and 1993, respectively.


Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

  Accounting Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires the general partner to make estimates affecting the reported amounts of assets and liabilities, and of revenues and expenses. In the Partnership's business, certain estimates require an assessment of factors not within management's control, such as the ability of tenants to perform under long-term leases and the ability of the properties to sustain their occupancies in changing markets. Actual results, therefore, could differ from those estimates.

     Ground Leases and Mortgage Loans

     While the related land and loan investments are legally separable, the terms thereof have been negotiated jointly and the general partner evaluates investment performance on a combined basis. They are, therefore, presented together in the accompanying balance sheet and statement of operations.

     Investments in land subject to ground leases are stated at cost, plus accrued revenue. Investments in mortgage loans to the related ground lessees are originally stated at cost, plus accrued interest. If the investment is subject to ownership accounting (see below), cost is adjusted for the accumulated cost recovery allowance. If the mortgage loan is impaired (see "Impaired Mortgage Loans" below), the carrying amount is adjusted to the estimated market value of the underlying collateral less anticipated costs of sale.

     Accrual of contractual ground rent and loan interest is discontinued if the total of the Partnership's invested cash and such accrual approximates the appraised value of the investment. Under this condition, the Partnership applies ownership accounting whereby revenue is recognized only to the extent of net operating income generated by the underlying property, before depreciation, to which the Partnership is entitled. In addition, the cost of the investment related to depreciable property is subject to a recovery allowance similar to depreciation, which is computed using the straight-line method based on estimated useful lives. The Partnership, however, retains a priority claim to all unrecognized contractual revenue. If a mortgage loan is determined to be impaired, the Partnership recognizes revenue only to the extent of operating cash flow generated by the collateral underlying the loan and no longer recognizes a cost recovery allowance.

     Impaired Mortgage Loans

     The Partnership considers a loan to be impaired when it is probable that it will be unable to collect all amounts due under the contractual terms of the loan agreement. Factors that the Partnership considers in determining whether a loan is impaired include its past due status, fair value of the underlying collateral and economic prospects of the borrower. When a loan is impaired, its carrying value is periodically adjusted, through a valuation allowance, to its estimated market value which is based on the appraised value of the underlying collateral less anticipated costs of sale. Changes in the valuation allowance are reported in the Statement of Operations.

     Property

     The Partnership and an affiliate share common ownership of an investment. The form of the investment is a combination ground lease and mortgage loan, as described above; however, in this case (Willows Shopping Center), substantial economic risks of property ownership rest with the Partnership and its affiliate. Accordingly, the investment is accounted for as owned property, although the Partnership and its affiliate have a priority claim to all unrecognized contractual revenue. The Partnership's financial statements include its proportionate ownership share (75%) of the individual assets, liabilities, revenue and expenses related to the property. Land and buildings and improvements (net of accumulated depreciation) are classified as property in the balance sheet.

     Leases provide for rental increases over the respective lease terms. Rental revenue is being recognized on a straight-line basis over the lease terms.

     Capitalized Costs

     Maintenance and repair costs are expensed as incurred. Significant improvements and renewals are capitalized. Depreciation is computed using the straight-line method based on estimated useful lives of the buildings and improvements ranging from 21 to 25 years. Leasing costs are also capitalized and amortized over the related lease terms.

     Acquisition fees have been capitalized as part of the cost of real estate investments. Amounts not related to land are being amortized using the straight-line method over the terms of the mortgage loans or the estimated useful lives of the property.

     Realizability of Real Estate Investments

     The Partnership considers a real estate investment, other than a mortgage loan, to be impaired when it determines the carrying value of the investment is not recoverable through undiscounted cash flows generated from the operations and disposal of the property. Effective January 1, 1995, with its adoption of Statement of Financial Accounting Standards No.121 (SFAS 121) entitled, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Partnership measures the impairment loss based on the excess of the investment's carrying value over its fair market value. For investments being held for sale, the impairment loss is measured based on the excess of the investment's carrying value over its estimated fair market value less costs of sale. Property held for sale is not depreciated during the holding period.

     The carrying value of an investment may be more or less than its current appraised value. At December 31, 1995 and 1994, the appraised value of certain investments exceeded their related carrying values by an aggregate of $210,000 and $200,000, respectively, while the carrying value of the remaining investments exceeded their appraised values by an aggregate of $1,150,000 and $1,100,000 at the respective dates.

     The current appraised value of real estate investments has been estimated by the general partner and is generally based on a combination of traditional appraisal approaches performed by Copley and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

     Cash Equivalents and Short-Term Investments

     Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

     The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost, plus accrued interest, which approximates market value. At December 31, 1995 and 1994, all investments were in commercial paper with less than five months and four months, respectively, remaining to maturity.

     Deferred Disposition Fees

     Disposition fees due to Copley related to sales or restructuring of investments are included in the determination of gains or losses resulting from such transactions. According to the terms of the advisory contract, payment of such fees has been deferred until the limited partners first receive their capital contributions, plus stipulated returns thereon.

     Income Taxes

     A partnership is not liable for income taxes and, therefore, no provision for income taxes is made in the financial statements of the Partnership. A proportionate share of the Partnership's income is reportable on each partner's tax return.

     Per Unit Computations

     Per unit computations are based on the number of units of limited partnership interest outstanding during the year. The actual per unit amount will vary by partner depending on the date of admission to, or withdrawal from, the Partnership.

Note 3 - Investments in Ground Leases and Mortgage Loans
--------------------------------------------------------

       The following is a summary of the Partnership's investments in ground leases and mortgage loans:

                                                 Fixed
                                                 Rental/
     Investment/                Acquisition      Interest                     December 31,
     Location                      Date          Rate                   1995                1994
     ---------------------------------------------------------------------------------------------
     Elkridge                        1984           12%     (L)     $   362,500        $   362,500
      Elkridge, MD                                  12%     (M)       2,062,500          2,062,500

     Oakland                         1984           12%     (G)         137,500            137,500
      Columbia, MD                                  12%     (M)       1,062,500          1,062,500

     Susana Corporate
     Center                          1985           12.25%  (L)       1,750,000          1,750,000
      Los Angeles, CA                1993            8%     (M)         192,000            192,000
                                                    *9.06%  (M)       3,250,000          3,250,000

     Case Communications
      Columbia, MD              1985-1986           11%     (L)       2,570,379          2,570,379
                                                    11%     (M)       8,814,621          8,814,621
                                                    14%     (M)       1,000,000          1,000,000
                                                                    -----------        -----------

                                                                    $21,202,000        $21,202,000
                                                                    ===========        ===========
-------------------------------------------------------------------------------------------------------------

     (L)    Ground lease               (G)    Ground leasehold interest
     (M)    Mortgage loan              (*)    12.25% prior to May 1, 1993


                                                December 31,
                                             1995          1994
                                         ------------  ------------

    Cash invested                        $21,202,000   $21,202,000

    Unamortized
      acquisition costs and fees, net         64,100        74,662

    Accrued ground lease and
      mortgage loan receivables              268,802       268,802

    Cost recovery allowance                  (61,156)      (61,156)

    Valuation allowance for
      impaired mortgage loans             (3,898,000)   (2,470,000)
                                         -----------   -----------
                                         $17,575,746   $19,014,308
                                         ===========   ===========

   Ground leases have terms of fifty-five to seventy-five years and provide for additional rent equal to a percentage, ranging from 60% to 75%, of gross revenues in excess of a base amount from the rental of the buildings situated on the land. Percentage rent totaled $560,123, $647,229, and $519,246 in 1995, 1994, and 1993, respectively. The Partnership is also entitled to that same percentage of the net proceeds from the sale of the entire property after it has recovered its cash investment in the land and mortgage loan and, for Susana Corporate Center and the Case Communications Building, after payment to the ground lessee of an amount equal to its cost of any capital improvements made during the lease term. The lease agreements require the lessee to pay all operating expenses related to the subject land.

   Generally, interest on the mortgage loans is payable monthly. The loans are secured by first mortgages on the buildings, a second mortgage on the Case Communications Building, and by the ground leasehold interests. Principal balances are due after ten years. The Elkridge, Columbia and Case Communications loans have matured, and the Partnership is evaluating various alternatives to extending the loans.

   Subsequent to December 31, 1995, a purchase and sale agreement was executed on a portion of the Elkridge property at a price which approximated the Partnership's carrying value. The sale is contingent on the buyer's obtaining necessary financing.

   Susana Corporate Center

   The Partnership agreed to restructure the Susana Corporate Center mortgage loan and ground lease investment effective May 1, 1993. The annual interest rate on the $3,250,000 mortgage loan was reduced from 12.25% to 9.06%, and the maturity date was extended to December 31, 1999. In addition, the Partnership made an incremental loan of $192,000 to finance tenant improvement costs. Finally, the payment of ground rent was limited to the extent of available cash flow, with the balance accruing at the contractual rental rate.

   Sale of Oxford Place

   The Oxford Place apartment complex in Grand Rapids, Michigan was sold on December 29, 1993 and the entire net proceeds were received by the Partnership in full satisfaction of its ground lease and mortgage loan investment and related accrued interest. The Partnership accrued a disposition fee payable to the advisor of $172,425 in connection with the sale and made a capital distribution of $2,000,241 ($50.11 per limited partnership unit) from sales proceeds on July 28, 1994.

   Revenue Recognition and Valuation

   With the determination that Oxford Place, Elkridge and Susana Corporate Center loans were impaired as of January 1, 1993, the Partnership has recognized income to the extent of operating cash flow generated by the collateral underlying the loans ($461,973 in 1995; $662,063 in 1994 and $898,202 in 1993).
In addition, a valuation allowance has been established to adjust the carrying value of the loans to their estimated fair market value less anticipated costs of sale. The activity in the valuation allowance during 1994 and 1995, together with the related recorded and carrying values of the impaired mortgage loans at the beginning and end of 1994 and 1995, are summarized in the table below.

     During the fourth quarter of 1995, the Partnership determined that the Case Communications mortgage loan was impaired. Therefore, it is also included in the following table. Ground rent and interest payments from the Case Communications Building, however, continues to be made in accordance with contractual terms.

                                  Recorded     Valuation     Carrying
                                    Value      Allowance       Value
                                 -----------  ------------  -----------

Balance at January 1, 1994       $ 5,541,140  $(1,670,000)  $ 3,871,140
                                 ===========  ===========   ===========

Decrease in fair market value
   of collateral                                 (800,000)
                                              -----------

Balance at December 31, 1994     $ 5,787,874  $(2,470,000)  $ 3,317,874
                                 ===========  ===========   ===========

Decrease in fair market
   value of collateral, net                      (328,000)
Additional impaired loan                       (1,100,000)
                                              -----------

Balance at December 31, 1995     $15,619,235  $(3,898,000)  $11,721,235
                                 ===========  ===========   ===========

     The valuation allowance at December 31, 1995 is attributable as follows:
Elkridge - $385,000; Susana Corporate Center - $2,413,000; Case Communications - $1,100,000.

     The average recorded value of the impaired mortgage loans did not differ materially from the balances at the end of each period, except for the determination of the Case Communications impairment in the fourth quarter of 1995.

Note 4 - Investments in Properties
----------------------------------

     The Willows Shopping Center investment (the "Willows"), acquired in
1984, is owned jointly with an affiliate of the Partnership (the "Affiliate"); the Partnership has a 75% ownership share. The ground lessee/mortgagor stopped paying interest on the mortgage loan as of March 1990. As a result, the Partnership and its Affiliate began foreclosure proceedings to take possession of the property. A protracted series of legal interactions ensued, including the filing of an involuntary bankruptcy petition by the second leasehold mortgagee. In June 1991, the Partnership and its Affiliate sold the mortgage note to the original owner of the Willows, who in turn undertook and completed the foreclosure action. The Partnership and its Affiliate received a new mortgage note; the principal related to the Partnership's share is $11,147,406. The note bears interest at 9.323% per annum, payable monthly, however it may accrue with interest compounded at 11%. The loan matures on June 18, 2001. The original owner also assumed the ground lease. The ground lease provides for annual rental payments to the Partnership of $412,500. Rental payments may accrue through June 1996, with interest compounding at 11%. The ground lease also provides for participation rentals at 70% of gross revenues in excess of a base amount to the Partnership and its Affiliate. Under this investment arrangement, however, the Partnership and its Affiliate are bearing substantial economic risks of ownership; accordingly, the investment is being accounted for as a jointly owned property.

     In connection with a major renovation of the property, on January 1, 1995, the Partnership and its Affiliate committed to make a construction loan to the ground lessee in the amount of $2,500,000. The Partnership's share is $1,875,000, of which $301,862 has been funded as of December 31, 1995. Interest accrues at 11% compounded monthly; debt service payments begin on January 1, 1996, including principal payments based upon a 15-year amortization schedule. The note matures on December 31, 1997. In addition, the ground lease was amended, whereby after January 1, 1996, the Partnership and the Affiliate may, at their sole discretion, offer the entire property for sale.

     At December 31, 1995 and 1994, the Partnership's proportionate share of the carrying value of the property was comprised of land at $3,750,000, and building and improvements of $11,641,902 and $10,939,691, respectively, (net of accumulated depreciation of $2,270,683 and $1,715,555, respectively).

     The Partnership's proportionate share of future minimum rentals under noncancelable operating leases are: $1,751,250 in 1996; $1,773,750 in 1997; $1,745,250 in 1998; $1,611,750 in 1999; $1,239,000 in 2000; and $4,339,500
thereafter.


Note 5 - Income Taxes
---------------------

     The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:


                                    Year ended December 31,
                              -----------------------------------
                                 1995        1994        1993
                              ----------  ----------  -----------

Net income per financial
  statements                  $1,710,797  $2,340,707  $1,376,686
Timing differences:
  Expenses                             -           -       7,386
  Ground rent and mortgage
   loan interest (1)           1,779,246   1,518,282   1,800,258
  Valuation allowances         1,428,000     800,000   1,670,000
  Loss on sale                         -           -     (13,487)
                              ----------  ----------  ----------

Taxable income                $4,918,043  $4,658,989  $4,840,843
                              ==========  ==========  ==========

(1) Represents additional contractual revenue recognized for tax purposes related to the Willows Shopping Center, Elkridge, Susana Corporate Center, and Oxford Place in 1993.

Note 6 - Partners' Capital
--------------------------

     Allocations of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partner. Cash distributions are made quarterly.

     Net sales proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partner. The adjusted capital contribution per limited partnership unit was reduced from $1,000 to $940 during 1985 and further reduced to $889.89 during 1994 as a result of such transactions. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partner is allocated at least 1%. Income or losses from a sale, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partner.

Note 7 - Subsequent Event
-------------------------

     Distributions of cash from operations relating to the quarter ended December 31, 1995 were made on January 25, 1996 in the aggregate amount of $627,786 ($15.57 per limited partnership unit).

      NEW ENGLAND LIFE PENSION PROPERTIES II
      A REAL ESTATE LIMITED PARTNERSHIP
                                                                    SCHEDULE III
      REAL ESTATE AND ACCUMULATED DEPRECIATION
               AS OF DECEMBER 31, 1995

                                    Initial Costs to                                              Costs Capitalized
                                     Partnership                                                  to Aquisitions
                                    ------------                                                  -----------------
                              Encum-                                    Buildings &
Description                   brances               Land               Improvements               Improvements
-----------                   -------               ----               ------------               ------------
Light Industrial Facilities
 Elkridge, Maryland           Note A              $369,750                   --                           --

Industrial Building
 Columbia, Maryland           Note A               140,250                   --                           --

75% Interest in Shopping
 Center
 Concord, California          Note A             3,750,000                   9,841,798                    4,060,785

Research and Development
 Buildings
 Los Angeles, California      Note A             1,785,000                   --                           --

Research and Development
 Buildings
 Columbia, Maryland           Note A             2,618,087                   --                           --
                              -------------------------------------------------------------------------------------
                   Total                        $8,663,087                  $9,841,798                   $4,060,785
                              =====================================================================================

                                         Gross amount at which
                                        Carried at Close of Period
                                        --------------------------
                                                                              Accumulated
                                           Buildings &                     Depreciation             Date      Depreciable
                                 Land      Improvements      Total         &  Amortization      Acquired          Life
                                 ----      ------------      -----         ---------------      --------      -----------
Light Industrial Facilities
 Elkridge, Maryland             $369,750        --              $369,750         --             06/29/84          --

Industrial Building
 Columbia, Maryland              140,250        --               140,250         --             06/29/84          --

75% Interest in Shopping
 Center
 Concord, California           3,750,000    13,902,583        17,652,583     (2,270,683)        07/30/84 (L)     25 years
                                                                                                06/18/91 (B)
Research and Development
 Buildings
 Los Angeles, California       1,785,000        --             1,785,000         --             02/04/85          --

Research and Development
 Buildings
 Columbia, Maryland            2,618,087        --             2,618,087        (28,609)        05/02/85          --
                              -------------------------------------------------------------------------------------------
                   Total
                              $8,663,087   $13,902,583       $22,565,670    ($2,299,292)
                              ===========================================================================================
                                                                                                        (L) Land
                                                                                                        (B) Buidlings & Improvements

     Notes:
(A) All senior mortgages on the properties are held by New England Life Pension Properties II

(B) The Concord, California investment was accounted for as a jointly-owned property effective June 1991


        Reconciliation of real estate owned:
              Balance at beginning of period           $21,318,333
                   Acquisitions                          1,247,337
                                                       -----------
              Balance at end of period                 $22,565,670
                                                       ===========




              Accumulated depreciation
                at beginning of year                    $1,740,992
              Depreciation expense 1995                    555,128
              Amortization expense 1995                      3,172
                                                       -----------

              Accumulated depreciation at end of year:  $2,299,292
                                                       ===========

  03/25/96          NEW ENGLAND LIFE PENSION PROPERTIES II
                       A REAL ESTATE LIMITED PARTNERSHIP

                         MORTGAGE LOANS ON REAL ESTATE              SCHEDULE IV
                            AS OF DECEMBER 31, 1995


                                                          Final       Periodic                              Cost
                                     Interest           Maturity      Payment     Prior    Face Amount    Recovery
Description                            Rate               Date         Terms      Liens    of Mortgage   Allowance
-----------                       ---------------      ----------- -------------- ------ --------------- ----------
Light Industrial
 Facilities                                                           Interest
 Elkridge, Maryland                        12.00%        06/29/94     Monthly       --       $2,062,500   $(28,324)
                                  (See Note 3)                       Principal
                                                                    at Maturity


Industrial Building                                                   Interest
 Columbia, Maryland                        12.00%        06/29/94     Monthly       --        1,062,500      --
                                  (See Note 3)                       Principal
                                                                    at Maturity


Research and Development
 Buildings                                  9.06%        12/31/99     Interest                3,250,000    (32,832)
 Los Angeles, California                    8.00%        12/31/99     Monthly       --          192,000
                                  (See Note 3)                       Principal
                                                                    at Maturity

Research and Development
 Buildings                                 11.00%                     Interest
 Columbia, Maryland               (See Note 3)           05/01/95     Monthly       --        8,814,621      --
                                                                     Principal
                                                                    at Maturity


                                           14.00%                     Interest
                                  (See Note 3)           05/01/95     Monthly       --        1,000,000      --
                                                                     Principal
                                                                    at Maturity


                                  __________________________________________________________________________________

                   Total                                                                    $16,381,621   ($61,156)
                                  ==================================================================================


                                      Valuation
                                      Allowance       Accrued    Deferred     Carrying
                                    for Impaired     Interest   Acquisition   Amount of
Description                        Mortgage Loans   Receivable     Fee        Mortgage
-----------                       ----------------- ----------- ---------- --------------
Light Industrial
 Facilities
 Elkridge, Maryland                     $(385,000)    $235,625      --        $1,884,801




Industrial Building
 Columbia, Maryland                      --             --          --        $1,062,500




Research and Development
 Buildings                              (2,413,000)     33,177      --          $837,345
 Los Angeles, California                                                        $192,000



Research and Development
 Buildings
 Columbia, Maryland                     (1,100,000)     --          --        $7,714,621





                                         --             --          --        $1,000,000



                                  _____________________________________________________________

                   Total               ($3,898,000)   $268,802         $0    $12,691,267
                                  =============================================================


                            Balance at beginning of period           $14,126,658
                            Valuation allowance for impaired
                              mortgage loans                          (1,428,000)
                            Amortization                                  (7,391)
                                                                   --------------
                            Balance at end of period                 $12,691,267
                                                                   ==============


                   M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP

                                FINANCIAL REPORT

                               DECEMBER 31, 1995

                             FINANCIAL STATEMENTS
                                  INDEX NO. 2

                   Auditor's Report and Financial Statements

                 of M.O.R. XXIX Associates Limited Partnership


                                                            Page #

Independent Auditor's Report of Wolpoff & Company..............

Balance Sheet - December 31, 1995 and 1994.....................

Statement of Income - For the Years Ended
  December 31, 1995, 1994 and 1993.............................

Statement of Partners' Capital - For the Years Ended
  December 31, 1995, 1994 and 1993.............................

Statement of Cash Flows - For the Years Ended
  December 31, 1995, 1994 and 1993.............................

Notes to Financial Statements..................................

              [LETTERHEAD OF WOLPOFF & COMPANY, LLP APPEARS HERE]

To the Partners
M.O.R. XXIX Associates Limited Partnership
Columbia, Maryland

We have reviewed the accompanying statement of assets, liabilities and partners' capital - income tax basis of M.O.R. XXIX Associates Limited Partnership as of December 31, 1995 and 1994, and the related statements of revenue and expenses - income tax basis, changes in partners' capital - income tax basis, and cash flows - income tax basis for the years ended December 31, 1995, 1994 and 1993, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of M.O.R. XXIX Associates Limited Partnership.

A review consists principally of inquiries of Partnership personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

As described in Note 1, these financial statements were prepared on the basis of accounting the Partnership uses for income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with the basis of accounting described in Note 1.


                                       /s/ WOLPOFF & COMPANY, LLP

                                       WOLPOFF & COMPANY, LLP

Baltimore, Maryland
February 29, 1996

                  M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                  ------------------------------------------

   STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL - INCOME TAX BASIS
   -------------------------------------------------------------------------

                                    ASSETS
                                    ------

                                                                    December 31,
                                                          -------------------------------
                                                                1995            1994
                                                          ---------------  --------------
PROPERTY, AT COST - Notes 1, 3 and 6
  Building and Improvements                                $   4,532,735   $   4,532,735
  Tenant Improvements                                          4,343,486       4,345,648
  Deferred Costs                                               1,016,069         974,629
                                                           --------------  --------------
                                                               9,892,290       9,853,012
  Less Accumulated Depreciation and Amortization               5,544,315       5,019,052
                                                           --------------  --------------

         PROPERTY, NET                                         4,347,975       4,833,960
                                                           --------------  --------------
OTHER ASSETS
  Cash and Cash Equivalents - Notes 1 and 7                      133,515         208,161
  Property Tax and Insurance Fund                                  1,264          40,350
  Receivable, Affiliates - Note 4                                497,162         376,546
  Tenant Receivables                                               7,106          82,191
                                                           --------------  --------------

         TOTAL OTHER  ASSETS                                     639,047         707,248
                                                           --------------  --------------

                                                           $   4,987,022   $   5,541,208
                                                           ==============  ==============

__________

See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                  M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                  ------------------------------------------

   STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL - INCOME TAX BASIS
   -------------------------------------------------------------------------

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

                                                                    December 31,
                                                            -----------------------------

                                                                 1995            1994
                                                            -------------   -------------
LIABILITIES
  Mortgages Payable - Note 2
    First Mortgage                                          $  8,814,621    $  8,814,621
    Second Mortgage                                            1,000,000       1,000,000
  Accrued Interest Payable                                        92,467          92,467
  Payable to Tenant                                               50,064          20,784
  Accounts Payable and Accrued Expenses                           32,290          84,854
  Accrued Ground Rent                                              1,318          42,824
  Refundable Deposit - Note 5                                    299,963         299,963
                                                            -------------   -------------

         TOTAL LIABILITIES                                    10,290,723      10,355,513

COMMITMENTS AND CONTINGENCY - Notes 3 and 8

PARTNERS' CAPITAL (DEFICIT)                                   (5,303,701)     (4,814,305)
                                                            -------------   -------------

                                                            $  4,987,022    $  5,541,208
                                                            =============   =============

__________

See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                  M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                  ------------------------------------------

             STATEMENT OF REVENUE AND EXPENSES - INCOME TAX BASIS
             ----------------------------------------------------


                                                                    Year Ended December 31,
                                                        ----------------------------------------------
                                                             1995             1994           1993
                                                        --------------   -------------   -------------
REVENUE - Note 5
  Rental Income
    Base Rent                                            $  1,940,000    $  1,914,667    $  1,870,667
    Special Rent                                              160,000         160,000         160,000
    Operating Expense Reimbursement                           183,934         146,032         108,499
                                                         -------------   -------------   -------------
                                                            2,283,934       2,220,699       2,139,166
  Interest and Other Income                                    28,533          14,570          18,392
                                                         -------------   -------------   -------------

         TOTAL REVENUE                                      2,312,467       2,235,269       2,157,558
                                                         -------------   -------------   -------------

OPERATING EXPENSES
  Property Taxes                                              187,073         186,638         191,354
  Management Fees - Note 4                                     83,164          27,100          23,013
  Legal and Accounting                                          4,190           3,734           4,158
  General and Administrative                                    4,038           2,781           1,806
                                                         -------------   -------------   -------------

         TOTAL OPERATING EXPENSES                             278,465         220,253         220,331
                                                         -------------   -------------   -------------

OPERATING INCOME                                            2,034,002       2,015,016       1,937,227
                                                         -------------   -------------   -------------

MORTGAGE INTEREST AND GROUND RENT - Notes 2 and 3
  Mortgages                                                 1,109,608       1,109,608       1,109,608
  Ground Rent                                                 718,830         702,144         673,164
                                                         -------------   -------------   -------------
                                                            1,828,438       1,811,752       1,782,772
                                                         -------------   -------------   -------------

INCOME BEFORE DEPRECIATION AND AMORTIZATION                   205,564         203,264         154,455

DEPRECIATION AND AMORTIZATION                                (525,263)       (567,966)       (567,956)
                                                         -------------   -------------   -------------

NET LOSS                                                 $   (319,699)   $   (364,702)   $   (413,501)
                                                         =============   =============   =============

__________

See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                  M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                  ------------------------------------------

         STATEMENT OF CHANGES IN PARTNERS' CAPITAL - INCOME TAX BASIS
         ------------------------------------------------------------

                                                                Year Ended December 31,
                                                   -------------------------------------------------
                                                         1995             1994             1993
                                                   ---------------   --------------   --------------
CAPITAL CONTRIBUTIONS                               $       1,000     $      1,000     $      1,000
                                                   ---------------   --------------   --------------

BASIS ADJUSTMENT - Note 6                                 259,800          259,800          259,800
                                                   ---------------   --------------   --------------

DISTRIBUTIONS
  Prior Years                                            (744,927)        (540,714)        (431,766)
  Current Year                                           (169,697)        (204,213)        (108,948)
                                                   ---------------   --------------   --------------
                                                         (914,624)        (744,927)        (540,714)
                                                   ---------------   --------------   --------------

ACCUMULATED LOSSES
  Prior Years                                          (4,330,178)      (3,965,476)      (3,551,975)
  Current Year                                           (319,699)        (364,702)        (413,501)
                                                   ---------------   --------------   --------------
                                                       (4,649,877)      (4,330,178)      (3,965,476)
                                                   ---------------   --------------   --------------

TOTAL PARTNERS' CAPITAL (DEFICIT)                   $  (5,303,701)    $ (4,814,305)    $ (4,245,390)
                                                   ===============   ==============   ==============

__________

See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                  M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                  ------------------------------------------

                  STATEMENT OF CASH FLOWS - INCOME TAX BASIS
                  ------------------------------------------

                                                                      Year Ended December 31,
                                                           ----------------------------------------------
                                                                1995            1994            1993
                                                           -------------   --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                  $  (319,699)    $  ($364,702)    $  (413,501)
                                                           -------------   --------------   -------------
  Adjustments to Reconcile Net Loss to
    Net Cash Provided by Operating Activities
      Depreciation and Amortization                             525,263          567,966         567,956
      Change in Tenant Receivables                               75,085          (82,191)            -0-
      Change in Accounts Payable and Accrued Expenses           (52,564)          64,924         (13,330)
      Change in Payable to Tenant                                29,280          (37,227)         58,011
      Change in Accrued Interest Payable                            -0-           92,467         (92,467)
      Change in Accrued Ground Rent                             (41,506)        (177,477)            572
      Change in Prepaid Expenses                                    -0-           21,866         (21,866)
                                                           -------------   --------------   -------------
        Total Adjustments                                       535,558          450,328         498,876
                                                           -------------   --------------   -------------

          Net Cash Provided by Operating Activities             215,859           85,626          85,375
                                                           -------------   --------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Tenant Improvements and Deferred Costs                        (39,278)          (1,604)            -0-
  Change in Property Tax and Insurance Fund                      39,086            1,523         (41,873)
  Change in Receivable, Affiliates                             (120,616)         324,378          65,560
                                                           -------------   --------------   -------------

          Net Cash Provided (Used) by Investing Activities     (120,808)         324,297          23,687
                                                           -------------   --------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to Partners                                    (169,697)        (204,213)       (108,948)
                                                           -------------   --------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (74,646)         205,710             114

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    208,161            2,451           2,337
                                                           -------------   --------------   -------------


CASH AND CASH EQUIVALENTS, END OF YEAR                      $   133,515     $    208,161     $     2,451
                                                           =============   ==============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Year for Interest                    $ 1,109,608     $  1,017,140     $ 1,202,075
                                                           =============   ==============   =============

__________

See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                   M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                   ------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 1995
                               -----------------



Note 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization
          ------------
          M.O.R. XXIX Associates Limited Partnership was formed in November 1984 pursuant to an agreement under the Maryland Uniform Limited Partnership Act.

          Income Tax Basis
          ----------------
          The Partnership follows the policy of preparing its financial statements on the basis utilized for income tax reporting. Consequently, the financial statements are not prepared in accordance with generally accepted accounting principles.

          Cash and Cash Equivalents
          -------------------------
          The Partnership considers all highly liquid debt instruments purchased with a maturity of 3 months or less to be cash equivalents.

          Property
          --------
          The Partnership owns and operates an office building in Howard County, Maryland containing approximately 160,000 square feet of leasable area. All property is recorded at cost. The building was placed into service on March 1, 1986, and has been 100% occupied since that date (see Note 5).

          Interest Expense
          ----------------
          Interest expense and real property taxes incurred during the construction period were capitalized as a deferred cost and are being amortized over a 10-year period.

          Depreciation
          ------------
          Building costs are being depreciated using the Accelerated Cost Recovery System (19 years, straight-line) for costs incurred prior to December 31, 1986, and the Modified Accelerated Cost Recovery System (31.5 and 39 years, straight-line) for costs incurred after 1986.

          Amortization
          ------------
          Various deferred costs are being amortized as follows:

                                              Amortization
                               Amount            Period
                           --------------  ------------------
Construction Period
  Interest and Taxes        $   485,129         10 Years
Leasing Commissions             415,960         10 Years
Permanent Mortgage Costs        114,980      Fully Amortized
                           --------------

                            $ 1,016,069
                           ==============

                  M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                  ------------------------------------------

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  -----------------------------------------

                              DECEMBER 31, 1995
                              -----------------

Note 1 -  Income Taxes
          ------------
(Cont.) Partnerships are not subject to income taxes. The individual partners are required to report their respective shares of partnership income or loss and other tax items on their individual income tax returns.

Note 2 -  FINANCING

          Permanent Mortgage
          ------------------
          Permanent financing was provided by New England Life Pension Properties II in the amount of $9,814,621, through 2 separate nonrecourse mortgages. The first mortgage originated May 1, 1985, and was fully funded as of December 31, 1986, in the amount of $8,814,621. The second mortgage was fully funded during 1986 in the amount of $1,000,000. Pertinent information regarding these mortgages is as follows:

                                                 First Mortgage  Second Mortgage
                                                 --------------  ---------------

        Outstanding Balance, December 31, 1995       $8,814,621      $1,000,000
        Interest Rate                                   11%             14%
        Payment Constant                          Interest Only   Interest Only
        Term                                         10 Years        9 Years
        Maturity Date                              May 1, 1995     May 1, 1995
        Amount Due at Maturity                     $8,814,621      $1,000,000

    Also see Notes 3 and 8.

Note 3 -  LAND SALE AND LEASEBACK

          In 1985 the Partnership sold its land to New England Life Pension Properties II for $2,385,379 and entered into a land lease with a term of 60 years. The annual base rent is $262,392. The lease provides for supplemental rent equal to 65.864% of the gross receipts of the property which are in excess of $1,247,000. For this purpose the special rent amounting to $160,000 annually is not included. The remaining minimum annual land lease payments total $13,119,608 for 1996 through 2045.

          The total ground rent for 1995, 1994 and 1993 is as follows:


                                1995             1994            1993
                            -------------   -------------   -------------

     Basic Annual Rent       $   262,392     $   262,392     $   262,392
     Supplemental Rent*          456,438         439,752         410,772
                            -------------   -------------   -------------

                             $   718,830     $   702,144     $   673,164
                            =============   =============   =============

     *See Schedule of Supplemental Ground Rent Calculation.

                  M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                  ------------------------------------------

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                               DECEMBER 31, 1995
                               -----------------

Note 4 -  RELATED PARTY TRANSACTIONS

          The Partnership has various contractual arrangements with Manekin Corporation, an entity affiliated with certain partners.

          Management Fees
          ---------------
          The Partnership has entered into an agreement with Manekin Corporation to act as management agent for the property. The management agreement provided for management fees equal to 1% of rents and tenant expense billings. On January 1, 1995, the management fee increased to 3%. For 1995, 1994 and 1993, management fees of $83,164, $27,100 and $23,013, respectively, were incurred.

          Receivable, Affiliates
          ----------------------
          The Partnership participates in a central disbursing cash account with various entities affiliated with the Partnership. As of December 31, 1995 and 1994, the Partnership's share of the cash account was $493,094 and $376,546, respectively, and is reflected as receivable, affiliates. The funds earn interest at the applicable federal rate. As of December 31, 1995, other receivables from affiliates amounted to $4,068.

          The majority of the Partnership's cash is held in one commercial bank. Periodically, during the year, the balance may have exceeded the FDIC limitation.

Note 5 -  LEASE

          During 1989 the building was 100% leased to Case/Datatel, Inc., which in December 1989 vacated the building and entered into a re-lease agreement with the Partnership. As a condition to the re-lease, Case/Datatel agreed to pay rent during the new tenant's (U.S. Government) free-rent period and to make a deposit of $299,963 with the Partnership. The deposit is refundable at the earlier of termination of the U.S. Government's lease or February 29, 1996. In addition, Case/Datatel is responsible for all the terms and obligations of the lease should the U.S. Government cause its lease to be terminated prior to February 29, 1996.

          Effective January 1, 1990, the U.S. Government leased the entire building for a base rent plus operating expenses and real estate taxes. The base rent increases every March 1. Effective March 1, 1995, the annual rent amount is $2,048,000. The lease automatically renews annually until October 31, 1996. The U.S. Government has the option to renew beyond October 31, 1996, for five 1-year periods at the prevailing market rate. Included in the annual rent is $160,000 of special rent associated with tenant improvements initially required by Case/Datatel, Inc.

Note 6 -  BASIS ADJUSTMENT

          On December 18, 1986, the Partnership redeemed William H. Winstead's partnership interest. Concurrently, the basis of the Partnership's real property was adjusted pursuant to (S)734 of the Internal Revenue Code. The increase in basis was $259,800.

                  M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                  ------------------------------------------

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                               DECEMBER 31, 1995
                               -----------------

Note 7 -  CASH RESTRICTIONS

          On December 30, 1991, the Manekin Organization and the partners of M.O.R. XXIX Associates Limited Partnership entered into a restructure and loan agreement with Mercantile-Safe Deposit & Trust Company (Mercantile). As a result, the organization entered into a lockbox arrangement with Mercantile whereby all rent payments are received directly by the bank. These funds are held for payment of monthly expenses including escrow amounts. Additionally, at its discretion, Mercantile may apply the remaining available funds to reduce debt owed to Mercantile which is guaranteed by the Partnership and the partners.

Note 8 -  CONTINGENCY

          The Partnership has not secured new financing or an extension of their mortgages which matured on May 1, 1995. The Partnership's continuation as a going concern is dependent upon its ability to obtain debt or equity financing.

To the Partners
M.O.R. XXIX Associates Limited Partnership
Columbia, Maryland

                ACCOUNTANT'S REPORT ON SUPPLEMENTARY INFORMATION
                ------------------------------------------------

The accompanying supplementary information contained on pages 12 and 13 is presented for purposes of additional analysis. Such information has not been subjected to the same inquiries and analytical procedures applied in the review of the basic financial statements, but has been compiled from information that is the representation of the management of M.O.R. XXIX Associates Limited Partnership, without audit or review. Accordingly, we do not express an opinion or any other form of assurance on such supplementary information.


                                       /s/ WOLPOFF & COMPANY, LLP

                                       WOLPOFF & COMPANY, LLP



Baltimore, Maryland
February 29, 1996

                  M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                  ------------------------------------------

               SCHEDULE OF SUPPLEMENTAL GROUND RENT CALCULATION
               ------------------------------------------------

                                                                Year Ended December 31,
                                                  ----------------------------------------------------
                                                        1995              1994              1993
                                                  ---------------   ---------------    ---------------

GROSS RENT RECEIPTS                                $   1,940,000     $   1,914,667      $   1,870,667

BASE                                                   1,247,000         1,247,000          1,247,000
                                                  ---------------   ---------------    ---------------

GROSS RENT RECEIPTS IN EXCESS OF BASE                    693,000           667,667            623,667

APPLICABLE PERCENTAGE                                     65.864%           65.864%            65.864%
                                                  ---------------   ---------------    ---------------

SUPPLEMENTAL GROUND RENT                            $    456,438     $     439,752      $     410,772
                                                  ===============   ===============    ===============

__________

See Accountant's Report on Supplementary Information.

                  M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                  ------------------------------------------

          SCHEDULE OF CHANGES IN PARTNERS' CAPITAL - INCOME TAX BASIS
          -----------------------------------------------------------

                         YEAR ENDED DECEMBER 31, 1995
                         ----------------------------


                                                  Partners'                                         Partners'
                                 Partners'         Capital               Current Year                Capital
                                 Ownership        (Deficit)    --------------------------------     (Deficit)
                                 Percentage       12/31/94      Distributions       Net Loss        12/31/95
                                 -----------   --------------  ----------------  --------------   -------------
GENERAL PARTNER
  RA & DM, Inc.                       1.00%     $    (48,142)    $      (1,697)    $    (3,197)   $    (53,036)

LIMITED PARTNER
  MRU Limited Partnership            99.00%       (4,766,163)         (168,000)       (316,502)     (5,250,665)
                                 -----------   --------------  ----------------  --------------   -------------

                                    100.00%     $ (4,814,305)    $    (169,697)    $  (319,699)   $ (5,303,701)
                                 ===========   ==============  ================  ==============   =============

__________

See Accountant's Report on Supplementary Information.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NEW ENGLAND LIFE PENSION PROPERTIES II;
                              A REAL ESTATE LIMITED PARTNERSHIP



Date:  March   15  , 1996     By:    /s/ Joseph W. O'Connor
             ------                  ----------------------
                                     Joseph W. O'Connor
                                     President of the
                                     General Partner



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature               Title                         Date
     ---------               -----                         ----


                            President, Principal
                            Executive Officer and
                            Director of the
 /s/  Joseph W. O'Connor    General Partner             March   15  , 1996
------------------------                                      ------
      Joseph W. O'Connor

                            Principal Financial and
                            Accounting Officer of the
 /s/  Daniel C. Mackowiak   General Partner             March   15  , 1996
-------------------------                                     ------
      Daniel C. Mackowiak


                            Director of the
 /s/  Daniel J. Coughlin    General Partner             March   15  , 1996
------------------------                                      ------
      Daniel J. Coughlin


                            Director of the
 /s/  Peter P. Twining      General Partner             March   15  , 1996
----------------------                                        ------
      Peter P. Twining

                                 EXHIBIT INDEX
                                 -------------

Exhibit                                                                    Page
Number                                         Exhibit                    Number
-------                                        -------                    ------

4.                           Amended and Restated Agreement of Limited      *
                             Partnership of New England Life Pension
                             Properties II; A Real Estate Limited
                             Partnership (filed as Exhibit 28A to Form
                             8-K dated June 15, 1984, as filed with the Commission on June 25, 1984).

10A.                         Form of Escrow Deposit Agreement among the     *
                             Registrant, NEL Equity Services Corporation and The Bank of Boston (filed as Exhibit 10A to the Registrant's Registration Statement on Form S-11, file no. 2-86659 [the "Registration Statement"]).

10B.                         Form of Advisory Contract between the          *
                             Registrant and Copley Real Estate Advisors,
                             Inc. (filed as Exhibit 10B to the
                             Registration Statement).

10C.                         Confirmatory Ground Sublease, dated as of      *
                             June 29, 1984, between the Registrant, as
                             Lessor, and Columbia Warehouse Limited
                             Partnership ("Columbia"), as Lessee [filed as Exhibit 10D to Post-Effective Amendment
                             No. 1 to the Registration Statement, dated
                             August 23, 1984 ("Post-Effective Amendment
                             No. 1")].

10D.                         Promissory Note, dated June 29, 1984, in       *
                             the principal amount of $1,062,500 from
                             Columbia to the Registrant (filed as
                             Exhibit 10E to Post-Effective Amendment
                             No. 1).

10E.                         Deed of Trust, dated June 29, 1984, by and     *
                             between Columbia and the Trustees named
                             therein (filed as Exhibit 10F to Post-
                             Effective Amendment No. 1.).

10F.                         Confirmatory Ground Lease, dated as of         *
                             June 29, 1984 between the Registrant,
                             as Lessor, and Dorsey  Associates
                             ("Dorsey"), as Lessee (filed as Exhibit
                             10G to Post-Effective Amendment No. 1.).

10G.                         Promissory Note, dated June 29, 1984, in       *
                             the principal amount of $2,062,500 from
                             Dorsey to the Registrant (filed as Exhibit
                             10H to Post Effective Amendment No. 1).

10H.                         Deed of Trust, dated June 29, 1984, by and     *
                             between Dorsey and the Trustees named
                             therein (filed as Exhibit 10I to Post-
                             Effective Amendment No. 1).

10I.                         Deed of Trust and Security Agreement,          *
                             dated as of July 30, 1984, among Willows
                             Concord Venture, as Grantor, El Camino
                             Title Company, as Trustee, and New England
                             Life Pension Properties; A Real Estate
                             Limited Partnership and the Registrant, as Beneficiaries (filed as Exhibit 28.1 to
                             Form 8-K dated July 29, 1984, as filed with the Commission on August 4, 1984).

10J.                         Ground Lease dated as of July 30, 1984,        *
                             between Willows Concord Venture, as Lessee, and New England Life Pension Properties; A
                             Real Estate Limited Partnership and the
                             Registrant, as Lessors (filed as Exhibit
                             28.2 to Form 8-K dated July 29, 1984, as filed with the Commission on August 14, 1984).

Exhibit                                                                   Page
Number                        Exhibit                                    Number
------                        -------                                    ------

10K.                          Ground Lease dated as of December 21,         *
                              1984, between the Registrant, as Lessor, and Susana Partners '82 ("Susana") as
                              Lessee (filed as Exhibit 10(i)a to Form
                              8-K dated February 4, 1985, as filed on
                              or about February 15, 1985, as amended).

10L.                          Deed of Trust and Security Agreement dated    *
                              as of December 21, 1984, among the
                              Registrant, as Grantee, Susana, as Grantor, and First American Title Insurance Company, as Trustee (filed as Exhibit 10(i)b to Form
                              8-K dated February 15, 1985, as amended).

10N. Mortgage and Security Agreement, dated as of * September 26, 1985, by and between Oxford
                              Place Apartments Limited Partnership,
                              Mortgagor, and the Registrant, Mortgagee, in the amount of $4,250,000.

10O.                          Promissory Note, dated as of September 26,    *
                              1985, in the principal amount of $4,250,000 from the Registrant to Oxford Place
                              Apartments Limited Partnership.

10P.                          Ground Lease dated as of September 26, 1985   *
                              between the Registrant, as Landlord and
                              Oxford Place Apartments Limited Partnership, as Tenant.

10Q.                          Contract of Sale dated as of September 26,    *
                              1985, by and between Oxford Apartments
                              Limited Partnership, Seller, and the
                              Registrant, Purchaser.

10R.                          Letter Agreement between New England Life     *
                              Pension Properties; A Real Estate Limited
                              Partnership, the Registrant and Willows
                              Concord Venture dated June 14, 1991.

10S.                          Promissory Note dated July 14, 1991 in the    *
                              principal amount of $14,863,206.38 from
                              Willows Concord Venture to New England
                              Life Pension Properties; A Real Estate
                              Limited Partnership and the Registrant.

10T.                          Assignment of Note and Liens Including Deed   *
                              of Trust dated as of June 13, 1991 by New
                              England Life Pension Properties; A Real
                              Estate Limited Partnership and the
                              Registrant to Willows Concord Venture.

10U.                          Assignment of VMS Loan Documents dated        *
                              June 14, 1991 by Willows Concord Venture to New England Life Pension Properties;
                              A Real Estate Limited Partnership and the
                              Registrant.

10V.                          Deed of Trust and Security Agreement dated    *
                              June 13, 1991 between Willows Concord
                              Venture, as Trustor; Chicago Title Company, as Trustee; and New England Life Pension Properties; A Real Estate Limited Partnership and the Registrant, as Beneficiary.

10W. Assignment of Leases and Rents dated June 13, * 1991 by Willows Concord Venture to New
                              England Life Pension Properties; A Real
                              Estate Limited Partnership and the Registrant.

Exhibit                                                                    Page
Number                        Exhibit                                     Number
------                        -------                                     ------

10X.                          Amended and Completely Restated Ground Lease    *
                              dated effective as of June 18, 1991 between Registrant, New England Life Pension
                              Properties II; A Real Estate Limited
                              Partnership and Willows Concord Venture.

10Y.                          Amended and Restated Secured Promissory Note    *
                              effective as of June 14, 1991, in the
                              principal amount of $14,863,206.38 from
                              Willows Concord Venture to the Registrant and
                              New England Life Pension Properties II; A
                              Real Estate Limited Partnership.

10Z.                          Modification Agreement and First Amendment to   *
                              Loan Documents dated August 13, 1991, by and between Willows Concord Venture, the
                              Registrant and New England Life Pension
                              Properties II; A Real Estate Limited
                              Partnership.

10AA. Modification Agreement and Second Amendment to * Loan Documents dated September 12, 1991, by and between Willows Concord Venture, the Registrant and New England Life Pension Properties II; A Real Estate Limited
                              Partnership.

10BB.                         Modification Agreement and Third Amendment to   *
                              Loan Documents dated October 15, 1991, by and between Willows Concord Venture, the
                              Registrant and New England Life Pension
                              Properties II; A Real Estate Limited Partnership.

10CC.                         Fourth Amendment to Loan Documents dated        *
                              December 17, 1992 by and between Willows
                              Concord Venture Registrant and New England
                              Life Pension Properties II; A Real Estate
                              Limited Partnership.

10DD.                         Special Warranty Deed by and between            *
                              Registrant, Grantor, and Oxford Place
                              Apartments Limited Partnership, Grantee, dated December, 1993.

10EE. Agreement to Cause Early Expiration of Term of * Ground Lease by and between Oxford Place Apartments Limited Partnership and Registrant dated as of December 29, 1993.

10FF.                         Discharge of Mortgage and Security Agreement    *
                              executed by Registrant, dated December, 1993.

10GG.                         Termination of Collateral Assignment of Lease   *
                              or Leases executed by Registrant, dated
                              December, 1993.

10HH.                         Consent letter given by Registrant regarding    *
                              sale of property dated December 29, 1993.

10II. Construction Loan Agreement dated January 1, 1995 by and between Willows Concord Venture, A California Limited Partnership as Borrower, and New England Life Pension Properties II;
                              A Real Estate Limited Partnership as Lender.


*    Previously filed and incorporated herein by reference.