Form 10-Q
period 1996-03-31
NEW ENGLAND LIFE PENSION PROPERTIES II
filed 1996-05-10
CIK 728525

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

For Quarter Ended March 31, 1996        Commission File Number 0-13323


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



- --------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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

                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1996

                                     PART I

                              FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEET
(Unaudited)

                                  March 31, 1996 December 31, 1995
                                  --------------  ----------------

ASSETS
Real estate investments:
   Ground leases and mortgage
       loans, net                  $17,574,953    $17,575,746
   Property, net                    15,259,908    15,381,902
   Deferred leasing costs and
       other assets, net               550,454       528,022
                                   -------------  ------------
                                    33,385,315    33,485,670


Cash and cash equivalents            2,067,874     2,731,930
Short-term investments               3,395,031     2,525,926
Interest and rent receivable            92,595       331,174
                                   -------------  ------------
                                   $38,940,815    $39,074,700
                                   =============  ============


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                   $   256,640    $  505,813
Accrued management fee                  62,089        62,089
Deferred disposition fees              314,464       314,464
                                   -------------  ------------
Total liabilities                      633,193       882,366
                                   -------------  ------------

Partners' capital:
   Limited partners ($889.89 per
     unit; 110,000 units
     authorized, 39,917 units
     issued and outstanding)        38,241,581    38,127,446
   General partner                      66,041        64,888
                                   -------------  ------------
Total partners' capital             38,307,622    38,192,334
                                   -------------  ------------

                                   $38,940,815    $39,074,700
                                   =============  ============

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                                   Quarter Ended March 31,
                                      1996            1995
                                 -------------   -------------

INVESTMENT ACTIVITY
Property rentals                 $    574,073   $    582,329
Property operating expenses          (258,011)      (213,747)
Depreciation and amortization        (157,144)      (145,491)
                                 -------------  -------------
                                      158,918        223,091

Ground rentals and interest on
  mortgage loans                      632,483        630,715
                                 -------------  -------------
  Total real estate activity          791,401        853,806


Interest on cash equivalents
  and short term investments           63,970         74,881
                                 -------------  -------------
  Total investment activity           855,371        928,687
                                 -------------  -------------

Portfolio Expenses

Management fee                         62,089         62,089
General and administrative             50,208         43,750
                                 -------------  -------------
                                      112,297        105,839
                                 -------------  -------------


Net Income                       $    743,074   $    822,848
                                 =============  =============

Net income per limited
  partnership unit               $      18.43   $      20.41
                                 =============  =============

Cash distributions per
  limited partnership unit       $      15.57   $      14.46
                                 =============  =============

Number of limited partnership
  units outstanding during the
  period                               39,917         39,917
                                 =============  =============

                (See accompanying notes to financial statements)

 STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(Unaudited)

                           Quarter Ended March 31,
                          1996                   1995
                  -------------------    -------------------

                  General      Limited   General        Limited
                  Partner     Partners   Partner       Partners
                  -------     --------   -------       --------

Balance at
beginning of
period          $ 64,888  $38,127,446   $ 72,444   $38,875,480


Cash
distributions     (6,278)    (621,508)    (5,830)     (577,200)


Net income         7,431      735,643      8,228       814,620
                ---------  -----------  ---------   -----------


Balance at
end of period   $ 66,041  $38,241,581   $ 74,842   $39,112,900
                =========  ===========  =========  ============

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                       Quarter Ended March 31,
                                    ------------------------------
                                          1996          1995
                                     -------------  -----------

Net cash provided by operating
   activities                         $  849,623   $   774,225
                                      -----------  ------------

Cash flows from investing activities:
   Capital expenditures on owned
       property                          (16,788)     (402,108)
   Increase in short-term
       investments, net                 (869,105)   (1,101,218)
                                      -----------  ------------
          Net cash used in
          investing activities          (885,893)   (1,503,326)
                                      -----------  ------------

Cash flows from financing activity:
   Distributions to partners            (627,786)     (583,030)
                                      -----------  ------------

          Net decrease in cash and
          cash equivalents              (664,056)   (1,312,131)

Cash and cash equivalents:
   Beginning of period                 2,731,930     4,101,201
                                      -----------  ------------

   End of period                      $2,067,874   $ 2,789,070
                                      ===========  ============

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital for the interim periods ended March 31, 1996 and 1995. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1995 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
- ----------------------------------

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

NOTE 2 - INVESTMENTS IN GROUND LEASES AND MORTGAGE LOANS
- --------------------------------------------------------

     The mortgage loans on Elkridge, Susana Corporate Center and Case Communications are impaired. Accordingly, a valuation allowance has been established to adjust the carrying value of each loan to its estimated fair market value less anticipated costs of sale. The activity in the valuation allowance during 1995 and 1996, together with the related recorded and carrying values of the impaired mortgage loans at the beginning and end of the respective periods are as follows:

                                Recorded     Valuation   Carrying
                                 Value       Allowance    Value
                               ----------    ---------- ---------
Balance at January 1, 1995    $ 5,787,874  $(2,470,000) $  3,317,874
                               ==========    ==========   ==========

Balance at March 31, 1995     $ 5,790,250  $(2,470,000) $  3,320,250
                              ===========   ===========   ==========

Decrease in estimated fair
  market value of collateral,
  net                                      $  (328,000)

Additional impaired loan                   $(1,100,000)
                                            -----------

Balance at January 1, 1996    $15,619,235  $(3,898,000) $ 11,721,235
                              ===========  ============  ===========

Balance at March 31, 1996     $15,619,235  $(3,898,000) $ 11,721,235
                              ===========  ============  ===========

     During the fourth quarter of 1995, the Partnership determined that the Case Communications mortgage loan was impaired. Therefore, it is also included in the above table.

     The average recorded value of the impaired mortgage loans did not differ materially from the balances at the end of the period.

NOTE 3 - SUBSEQUENT EVENTS
- --------------------------

     Distributions of cash from operations relating to the quarter ended March 31, 1996 were made on April 25, 1996 in the aggregate amount of $627,786 ($15.57 per limited partnership unit).

     One of the two buildings included in the Elkridge investment is under agreement for sale for a price which approximates the Partnership's carrying value. The transaction is expected to be completed in the second quarter of 1996.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

     The Partnership completed its offering of units of limited partnership interest in November, 1984. A total of 39,917 units were sold. The Partnership received proceeds of $36,296,995, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves.
Capital of $4,395,261 has been returned to the limited partners through March 31, 1996 as a result of sales and similar transactions. Two of the Partnership's mortgage loan investments had a maturity date in 1994; another matured in 1995. The Partnership is evaluating various alternatives to extending these loans.

     At March 31, 1996, the Partnership had $5,462,905 in cash, cash equivalents and short-term investments, of which $627,786 was used for cash distributions to partners on April 25, 1996; the remainder will be used to fund the rehabilitation of the Willows Shopping Center or retained as working capital reserves. The source of future liquidity and cash distributions to partners is expected to be cash generated by the Partnership's real estate investments and proceeds from the sale of such investments. Distributions of cash from operations for the first quarter of 1996 and 1995 were made at the annualized rate of 7% on the adjusted capital contribution.

     The carrying value of real estate investments in the financial statements, other than impaired mortgage loans, is at depreciated cost or, if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1996, the carrying value of certain investments exceeded their related appraised values by an aggregate of approximately $1,390,000 and the appraised value of the remaining investments exceeded their related carrying values by an aggregate of approximately $212,000. The current appraised value of real estate investments has been estimated by the general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


Results of Operations
- ---------------------

Operating Factors

     The Willows Shopping Center has remained 91% leased since the end of 1994. The ground lessee/borrower is rehabilitating this property, including the complete renovation and reconfiguration of the Center. The general partner determined that it is in the best interest of the Partnership, together with its affiliate which owns a share of the Center, to provide funding for the rehabilitation costs. The Partnership's share of the remaining estimated rehabilitation cost is approximately $1,800,000 at March 31, 1996.

     The Partnership has entered into a purchase and sale agreement for the vacant warehouse building which is part of the Elkridge investment. The sale is scheduled to close in the second quarter. Occupancy at the R&D building is 81% at the end of the first quarter.

     The Susana Corporate Center is 100% leased to a single tenant. The Partnership is currently negotiating the sale of the property to the ground lessee. An agreement is contingent on the buyer's obtaining suitable financing.

     Occupancy at the Oakland property remained at 91% during the first quarter of 1996; however, leases for 47% of the currently occupied space expire later in 1996.

     The Case Communications property is fully occupied by a government agency; however, the current lease expires in November 1996.

Investment Results

     Real estate investment results were $791,401 and $853,806 for the quarters ended March 31, 1996 and 1995, respectively. This decrease of $62,405, or 7%, is due to the decrease in net operating income generated by Willows Shopping Center, primarily as a result of higher operating expenses.

     Interest on cash equivalents and short-term investments decreased by $10,911, or 15%, due primarily to lower average investment balances and lower average yields.

     The increase in operating cash flow of $75,398 in the first quarter of 1996 as compared to the prior year period is primarily due to the timing of payments from Susana Corporate Center and Case Communications.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees and state filing and tax fees.

     General and administrative expenses for the first quarter of 1996 increased as compared to the respective period of the prior year primarily due to an increase in professional fees.

                       NEW ENGLAND PENSION PROPERTIES II;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1996

                                     PART II

                                OTHER INFORMATION
                               -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.   Exhibits:   None.

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1996.

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


                             NEW ENGLAND LIFE PENSION PROPERTIES II;
                             A REAL ESTATE LIMITED PARTNERSHIP
                                     (Registrant)



May 10, 1996
                             /s/ Peter P. Twining
                             -------------------------------
                               Peter P. Twining
                               Managing Director and General
                               Counsel of General Partner,
                               Copley Properties Company II, Inc.



May 10, 1996
                            /s/ Daniel C. Mackowiak
                            --------------------------------
                              Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of General Partner,
                              Copley Properties Company II, Inc.