Form 10-Q
period 1996-06-30
NEW ENGLAND LIFE PENSION PROPERTIES II
filed 1996-08-09
CIK 728525

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

For Quarter Ended June 30, 1996         Commission File Number 0-13323


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



- ------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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

                                    FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 1996

                                     PART I

                              FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEET
(Unaudited)

                                      June 30, 1996   December 31, 1995
                                     ---------------  -----------------

ASSETS
Real estate investments:
   Ground leases and mortgage
       loans, net                        $ 16,427,468      $17,575,746
   Property, net                           15,336,027       15,381,902
   Deferred leasing costs and
       other assets, net                      659,212          528,022
                                          ------------      -----------
                                           32,422,707       33,485,670


Cash and cash equivalents                   4,458,553        2,731,930
Short-term investments                      1,880,258        2,525,926
Interest and rent receivable                  114,024          331,174
                                          ------------      -----------
                                         $ 38,875,542      $39,074,700
                                          ============      ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                         $    182,878      $   505,813
Unearned revenue                              171,084            -
Accrued management fee                         62,089           62,089
Deferred disposition fees                     341,914          314,464
                                          ------------      -----------
Total liabilities                             757,965          882,366
                                          ------------      -----------

Partners' capital:
   Limited partners ($889.89 per
     unit; 110,000 units authorized,
     39,917 units issued and
     outstanding)                          38,053,437       38,127,446
   General partner                             64,140           64,888
                                          ------------      -----------
Total partners' capital                    38,117,577       38,192,334
                                          ------------      -----------

                                         $ 38,875,542      $39,074,700
                                          ============      ===========

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                                      Quarter Ended    Six Months Ended  Quarter Ended  Six Months Ended
                                      June 30, 1996     June 30, 1996    June 30, 1995   June 30, 1995
                                      --------------   ----------------  -------------  ----------------
INVESTMENT ACTIVITY
Property rentals                    $     553,371     $  1,127,444     $   697,414      $  1,279,743
Property operating expenses              (230,037)        (488,048)       (221,225)         (434,972)
Depreciation and amortization            (174,610)        (331,754)       (143,477)         (288,968)
                                      ------------     ------------    ------------      ------------
                                          148,724          307,642         332,712           555,803

Provision for impaired mortgage
  loans                                  (310,000)        (310,000)       (205,000)         (205,000)
Ground rentals and interest on
  mortgage loans                          630,948        1,263,431         715,684         1,346,399
                                      ------------     ------------    ------------      ------------

  Total real estate activity              469,672        1,261,073         843,396         1,697,202



Interest on cash equivalents
  and short term investments               69,026          132,996          75,730           150,611
                                      ------------     ------------    ------------      ------------
  Total investment activity               538,698        1,394,069         919,126         1,847,813
                                      ------------     ------------    ------------      ------------

Portfolio Expenses

Management fee                             62,088          124,177          62,088           124,177
General and administrative                 38,869           89,077          42,438            86,188
                                     -------------    -------------    ------------      ------------
                                          100,957          213,254         104,526           210,365
                                     -------------    -------------    ------------      ------------


Net Income                          $     437,741     $  1,180,815     $   814,600      $  1,637,448
                                     =============    =============    ============      ============

Net income per limited
  partnershipunit                   $       10.86     $      29.29     $     20.20      $      40.61
                                     =============    =============    ============      ============

Cash distributions per
  limited partnership unit          $       15.57     $      31.14     $     15.57      $      30.03
                                     =============    =============    ============      ============

Number of limited partnership
  units outstanding during the
  period                                   39,917           39,917          39,917            39,917
                                     =============    =============    ============      ============

                (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(Unaudited)

                     Quarter Ended           Six Months Ended          Quarter Ended           Six Months Ended
                     June 30, 1996            June 30, 1996            June 30, 1995            June 30, 1995
                  --------------------     -------------------      --------------------     --------------------

                   General     Limited      General     Limited      General    Limited      General       Limited
                   Partner     Partners     Partner     Partners     Partner    Partners     Partner       Partners
                   -------     --------     -------     --------     --------   --------     --------      --------
Balance at
beginning of
period            $66,041     $38,241,581  $64,888    $38,127,446   $74,842   $39,112,900    $72,444     $38,875,480


Cash
distributions      (6,278)      (621,508)  (12,556)   (1,243,016)    (6,279)     (621,508)   (12,109)    (1,198,708)


Net income          4,377        433,364    11,808     1,169,007      8,146       806,454     16,374      1,621,074
                  ---------    ----------  ---------   ----------   --------    ----------   ---------     ---------

Balance at
end of period     $64,140     $38,053,437  $64,140    $38,053,437   $76,709   $39,297,846    $76,709     $39,297,846
                  =========    ==========  =========   ==========   =========   ==========   ========     ==========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                            Six Months Ended June 30,
                                            --------------------------
                                                1996           1995
                                             ----------     ---------

Net cash provided by operating activities  $  1,718,763   $  2,008,381
                                              ----------    -----------

Cash flows from investing activities:
   Net proceeds from sale of investment         836,852          -
   Capital expenditures on owned property      (246,538)      (492,159)
   Decrease (increase) in short-term
       investments, net                         645,668       (373,262)
   Deferred disposition fee                      27,450          -
                                              ----------    -----------
          Net cash provided by (used in)
          investing activities                1,263,432       (865,421)
                                              ----------    -----------

Cash flows from financing activity:
   Distributions to partners                 (1,255,572)    (1,210,817)
                                              ----------    -----------

          Net increase (decrease) in
          cash and cash equivalents           1,726,623        (67,857)

Cash and cash equivalents:
   Beginning of period                        2,731,930      4,101,201
                                              ----------    -----------

   End of period                           $  4,458,553   $  4,033,344
                                              ==========    ===========

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital for the interim periods ended June 30, 1996 and 1995. These adjustments are of a normal recurring nature.

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

NOTE 2 - INVESTMENTS IN GROUND LEASES AND MORTGAGE LOANS
- --------------------------------------------------------

     One of the two Elkridge buildings was sold on May 14, 1996. Sales proceeds of $864,302 were received by the Partnership in partial payment of amounts due under its ground lease and mortgage loan investment, which approximated the investment's carrying value as previously adjusted for valuation allowances. A disposition fee of $27,450 was accrued but not paid to the advisor. The Partnership intends to distribute the sales proceeds to the limited partners during the third quarter of 1996, when the second building is expected to be sold.

     The Susana Corporate Center is under agreement for sale for a price which approximates the Partnership's carrying value, as adjusted for valuation allowances. The transaction is expected to be completed in the third quarter of 1996.

     The mortgage loans on Elkridge, Susana Corporate Center and Case Communications are impaired. Accordingly, a valuation allowance has been established to adjust the carrying value of each loan to its estimated fair market value less anticipated costs of sale. The activity in the valuation allowance during 1995 and 1996, together with the related recorded and carrying values of the impaired mortgage loans at the beginning and end of the respective periods, are as follows:

                                 Recorded     Valuation       Carrying
                                  Value       Allowance        Value
                               -----------   -----------     ----------
Balance at January 1, 1995    $  5,787,874   $(2,470,000)  $  3,317,874
                                 =========                    =========

Decrease in estimated fair
  market value of collateral                   (205,000)
                                               ---------

Balance at June 30, 1995      $ 5,585,250    (2,675,000)   $ 3,180,250
                                ==========                   ==========

Decrease in estimated fair
  market value of collateral                   (123,000)

Additional impaired loan                     (1,100,000)
                                              ----------

Balance at January 1, 1996    $ 15,619,235   (3,898,000)   $ 11,721,235
                                ==========                   ==========

Decrease in estimated fair
  market value of collateral                   (310,000)

Sale of collateral                              155,915
                                              ----------

Balance at June 30, 1996      $14,889,944    $(4,052,085)  $10,837,859
                               ===========   ===========    ===========

     The average recorded value of the impaired mortgage loans did not differ materially from the balances at the end of the period.

NOTE 3 - SUBSEQUENT EVENTS
- --------------------------

     Distributions of cash from operations relating to the quarter ended June 30, 1996 were made on July 25, 1996 in the aggregate amount of $627,786 ($15.57 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

     The Partnership completed its offering of units of limited partnership interest in November, 1984. A total of 39,917 units were sold. The Partnership received proceeds of $36,296,995, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves.
Capital of $4,395,261 has been returned to the limited partners through June 30, 1996 as a result of sales and similar transactions. Two of the Partnership's mortgage loan investments had a maturity date in 1994; another matured in 1995. One of these matured investments is expected to be settled with the sale of the underlying collateral in the second half of 1996. The Partnership is evaluating alternatives to extending the other two loans.

     At June 30, 1996, the Partnership had $6,338,811 in cash, cash equivalents and short-term investments, of which $627,786 was used for cash distributions to partners on July 25, 1996. On May 14, 1996, one of the two Elkridge buildings was sold. The Partnership received net proceeds of $864,302, which are expected to be distributed to the limited partners in the third quarter of 1996. The remainder of the cash and short-term investment balances, after these distributions, will be used to fund the rehabilitation of the Willows Shopping Center or retained as working capital reserves. The source of future liquidity and cash distributions to partners is expected to be cash generated by the Partnership's real estate investments and proceeds from the sale of such investments. Distributions of cash from operations for the first and second quarters of 1996 and 1995 were made at the annualized rate of 7% on the adjusted capital contribution.

     The carrying value of real estate investments in the financial statements, other than impaired mortgage loans, is at depreciated cost or, if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1996, the carrying value of certain investments exceeded their related appraised values by an aggregate of approximately $1,074,000 and the appraised values of the remaining investments exceeded their related carrying values by an aggregate of approximately $317,000. The current appraised value of real estate investments has been estimated by the general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
- ---------------------

Operating Factors

     Occupancy at the Willows Shopping Center decreased slightly to 90% from 91%, where it had been since the end of 1994. A fifteen year lease was recently signed by a significant new anchor tenant. The ground lessee/borrower is in the process of a complete renovation and reconfiguration of the Center. The general partner determined that it is in the best interest for the Partnership, together with its affiliate which owns a share of the Center, to provide funding for the rehabilitation costs. The Partnership's share of the remaining estimated rehabilitation cost is approximately $1,500,000 at June 30, 1996.

     The Partnership is negotiating a purchase and sale agreement for the remaining Elkridge building. The sale is anticipated to close in the third quarter. Occupancy at this building was 81% at the end of the second quarter.

     The Susana Corporate Center is 100% leased to a single tenant. The property is currently under agreement for sale to the ground lessee. The sale is expected to close in the third quarter of 1996.

     Occupancy at the Oakland property remained at 91% during the second quarter of 1996; however, a lease for 47% of the currently occupied space expires later in 1996. Lease renewal discussions with the tenant are continuing.

     The Case Communications property is fully occupied by a government agency. The current lease expires in November 1996; however, the tenant has indicated its intention to renew.

Investment Results

     The provision for impaired mortgage loans relates to changes in the estimated net fair market value of the collateral underlying the Elkridge, Susana and Case Communications mortgage loans. The charge in 1996 primarily relates to Susana, caused by a refinement to the previous estimate of net fair market value based on the terms of the pending sales transaction.

     Exclusive of the provision for impaired mortgage loans, real estate investment results were $1,571,073 and $1,902,202 for the six months ended June 30, 1996 and 1995, respectively. This decrease of $331,129, or 17%, is primarily due to the decrease in net operating income generated by Willows Shopping Center, as a result of lower rentals and higher operating expenses. Revenue from Case Communications also declined due to lower percentage rent payments.

     Interest on cash equivalents and short-term investments decreased by $17,615, or 12%, due to lower average yields and lower average investment balances during the first four months of the six-month period, slightly offset by higher average balances during the remaining two months as a result of the Elkridge sale proceeds.

     The decrease in operating cash flow during the first six months of 1996 as compared to the prior year period is consistent with the change in investment results, taken together with changes in net working capital.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees and state filing and tax fees.

     General and administrative expenses for the first six months of 1996 increased as compared to the respective period of the prior year primarily due to an increase in professional fees.

                       NEW ENGLAND PENSION PROPERTIES II;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 1996

                                     PART II

                                OTHER INFORMATION
                               -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.   Exhibits:   None.

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 1996.

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


                             NEW ENGLAND LIFE PENSION PROPERTIES II;
                             A REAL ESTATE LIMITED PARTNERSHIP
                                     (Registrant)



August 9, 1996
                             /s/ Peter P. Twining
                             -------------------------------
                               Peter P. Twining
                               Managing Director and General
                               Counsel of General Partner,
                               Copley Properties Company II, Inc.



August 9, 1996
                            /s/ Daniel C. Mackowiak
                            --------------------------------
                              Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of General Partner,
                              Copley Properties Company II, Inc.