Form 10-Q
period 1996-09-30
NEW ENGLAND LIFE PENSION PROPERTIES II
filed 1996-11-13
CIK 728525

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                  ------------
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        -----------------------------------------------------------------

For Quarter Ended September 30, 1996    Commission File Number 0-13323


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



------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1996

                                     PART I

                              FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEET
(Unaudited)

                                September 30, 1996   December 31, 1995
                                ------------------   -----------------

ASSETS
Real estate investments:
   Ground leases and mortgage loans,
       net                              $ 16,426,675    $  17,575,746
   Property, net                          15,802,291       15,381,902
   Deferred leasing costs and
       other assets, net                     736,865          528,022
                                         ------------      -----------
                                          32,965,831       33,485,670


Cash and cash equivalents                  4,556,146        2,731,930
Short-term investments                     1,314,698        2,525,926
Interest and rent receivable                  92,335          331,174
                                         ------------      -----------
                                        $ 38,929,010    $  39,074,700
                                         ============      ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                        $    256,637    $     505,813
Accrued management fee                        62,089           62,089
Deferred disposition fees                    341,914          314,464
                                         ------------      -----------
Total liabilities                            660,640          882,366
                                         ------------      -----------

Partners' capital:
   Limited partners ($889.89 per
     unit; 110,000 units authorized,
     39,917 units issued and
     outstanding)                         38,202,722       38,127,446
   General partner                            65,648           64,888
                                         ------------      -----------
Total partners' capital                   38,268,370       38,192,334
                                         ------------      -----------

                                        $ 38,929,010    $  39,074,700
                                         ============      ===========

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                                        Quarter Ended      Nine Months Ended          Quarter Ended        Nine Months Ended
                                      September 30, 1996   September 30, 1996       September 30, 1995     September 30, 1995
                                      ------------------   ------------------      -------------------     ------------------

INVESTMENT ACTIVITY
Property rentals                       $       594,992       $    1,722,436          $       483,612          $     1,763,355
Property operating expenses                   (233,072)            (721,120)                (262,021)                (696,993)
Depreciation and amortization                 (179,381)            (511,135)                (164,757)                (453,725)
                                        ---------------      ---------------         ----------------          ---------------
                                               182,539              490,181                   56,834                  612,637

Provision for impaired mortgage
  loans                                          --                (310,000)                   --                    (205,000)
Ground rentals and interest on
  mortgage loans                               630,948            1,894,379                  630,948                1,977,347
                                        ---------------      ---------------         ----------------          ---------------
   Total real estate activity                  813,487            2,074,560                  687,782                2,384,984


Interest on cash equivalents
  and short term investments                    74,746              207,742                   73,409                  224,020
                                        ---------------      ---------------         ----------------          ---------------
   Total investment activity                   888,233            2,282,302                  761,191                2,609,004
                                        ---------------      ---------------         ----------------          ---------------

Portfolio Expenses

Management fee                                  62,089              186,266                   62,089                  186,266
General and administrative                      47,565              136,642                   39,081                  125,269
                                        ---------------      ---------------         ----------------          ---------------
                                               109,654              322,908                  101,170                  311,535
                                        ---------------      ---------------         ----------------          ---------------


Net Income                             $       778,579       $    1,959,394          $       660,021          $     2,297,469
                                        ===============      ===============         ================          ===============

Net income per limited partnership
  unit                                 $         19.31       $        48.60          $         16.37          $         56.98
                                        ===============      ===============         ================          ===============

Cash distributions per
  limited partnership unit             $         15.57       $        46.71          $         15.57          $         45.60
                                        ===============      ===============         ================          ===============

Number of limited partnership
  units outstanding during the period           39,917               39,917                   39,917                   39,917
                                        ===============      ===============         ================          ===============

                (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(Unaudited)

                        Quarter Ended              Nine Months Ended               Quarter Ended           Nine Months Ended
                      September 30, 1996           September 30, 1996            September 30, 1995        September 30, 1995
                     -------------------          -------------------           -------------------        ------------------

                     General      Limited         General    Limited            General     Limited       General      Limited
                     Partner      Partners        Partner    Partners           Partner     Partners      Partner      Partners
                   ---------      ---------       -------    --------           -------     --------      -------      --------
Balance at
beginning of
period          $  64,140      $38,053,437    $  64,888     $ 38,127,446    $   76,709   $39,297,846    $   72,444  $ 38,875,480


Cash
distributions      (6,278)        (621,508)     (18,834)      (1,864,524)       (6,277)     (621,508)      (18,386)   (1,820,216)


Net income          7,786          770,793       19,594        1,939,800         6,601       653,420        22,975     2,274,494
                  --------        ---------     --------       ----------      --------     ---------     ---------     ---------


Balance at
end of period   $  65,648      $38,202,722    $  65,648     $ 38,202,722    $   77,033   $39,329,758    $   77,033  $ 39,329,758
                ===========     ===========    =========      ===========   ===========   ===========    ==========   ===========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                        Nine Months Ended September 30,
                                        --------------------------------
                                                1996           1995
                                           -------------   -----------

Net cash provided by operating
  activities                               $ 2,507,467    $ 2,887,259
                                             ----------     ----------

Cash flows from investing activities:
  Net proceeds from sale of investment         836,852          --
  Deferred disposition fee                      27,450          --
  Capital expenditures on owned property      (875,423)      (959,835)
  Decrease (increase) in short-term
     investments, net                        1,211,228       (381,423)
                                             ----------     ----------
        Net cash provided by (used in)
        investing activities                 1,200,107     (1,341,258)
                                             ----------     ----------

Cash flows from financing activity:
  Distributions to partners                 (1,883,358)    (1,838,602)
                                             ----------     ----------

       Net increase (decrease) in
       cash and cash equivalents             1,824,216       (292,601)

Cash and cash equivalents:
  Beginning of period                        2,731,930      4,101,201
                                             ----------     ----------

  End of period                            $ 4,556,146    $ 3,808,600
                                             ==========     ==========

                (See accompanying notes to financial statements)


NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital for the interim periods ended September 30, 1996 and 1995. These adjustments are of a normal recurring nature.

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

NOTE 2 - INVESTMENTS IN GROUND LEASES AND MORTGAGE LOANS
--------------------------------------------------------

     One of the two Elkridge buildings was sold on May 14, 1996. Sales proceeds of $864,302 were received by the Partnership in partial payment of amounts due under its ground lease and mortgage loan investment, which approximated the investment's carrying value as previously adjusted for valuation allowances. A disposition fee of $27,450 was accrued but not paid to the advisor. The Partnership intends to distribute the sales proceeds to the limited partners during the fourth quarter of 1996, when the second building is expected to be sold.

     The Susana Corporate Center was sold on October 23, 1996 for a price which approximated the Partnership's carrying value, as previously adjusted for valuation allowances.

     In October 1996, the Partnership reached an agreement in principle with the borrower on two mortgage loans which had matured in 1994 and 1995. The maturity dates will be extended to December 1997. In addition, the fixed interest and ground rental payments will be reduced, but the Partnership's rate of participation in revenue from the underlying properties will be increased. These changes will be retroactive to the original maturity dates; however, any adjustment to amounts previously recognized by the Partnership as revenue is expected to be insignificant.

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

                                Recorded     Valuation     Carrying
                                 Value       Allowance      Value
                              -----------   -----------   ----------
Balance at January 1, 1995     $  5,787,874  $(2,470,000)  $  3,317,874
                                 ==========                  ==========

Decrease in estimated fair
  market value of collateral                    (205,000)
                                               ----------

Balance at September 30, 1995  $  5,855,250   (2,675,000)  $ 3,180,250
                                 ==========                  ==========

Decrease in estimated fair
  market value of collateral                    (123,000)

Additional impaired loan                      (1,100,000)
                                               ----------

Balance at January 1, 1996     $ 15,619,235   (3,898,000)  $ 11,721,235
                                 ==========                  ==========

Decrease in estimated fair
  market value of collateral                    (310,000)

Sale of collateral                               155,915
                                              -----------

Balance at September 30, 1996  $ 14,766,769  $(4,052,085)  $ 10,714,684
                                 ==========   ===========    ==========

     The average recorded value of the impaired mortgage loans did not differ materially from the balances at the end of the periods.

NOTE 3 - SUBSEQUENT EVENTS
--------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1996 were made on October 24, 1996 in the aggregate amount of $627,786 ($15.57 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in November, 1984. A total of 39,917 units were sold. The Partnership received proceeds of $36,296,995, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. Capital of $4,395,261 has been returned to the limited partners through September 30, 1996 as a result of sales and similar transactions. Two of the Partnership's mortgage loan investments had a maturity date in 1994; another matured in 1995. One of these matured investments is expected to be settled with the sale of the underlying collateral in the fourth quarter of 1996. In October 1996, the Partnership reached an agreement in principle with the borrower on the other two mortgage loans, whereby the maturity dates will be extended to December 1997 and payment terms will be modified retroactively. The modifications, however, are not expected to significantly alter the amounts previously recognized as revenue by the Partnership.

     At September 30, 1996, the Partnership had $5,870,844 in cash, cash equivalents and short-term investments, of which $627,786 was used for cash distributions to partners on October 24, 1996. On May 14, 1996, one of the two Elkridge buildings was sold. The Partnership received net proceeds of $864,302, which are expected to be distributed to the limited partners in the fourth quarter of 1996. The remainder of the cash and short-term investment balances, after these distributions, will be used to fund the rehabilitation of the Willows Shopping Center or retained as working capital reserves. The source of future liquidity and cash distributions to partners is expected to be cash generated by the Partnership's real estate investments and proceeds from the sale of such investments. Distributions of cash from operations for the first, second and third quarters of 1996 and 1995 were made at the annualized rate of 7% on the adjusted capital contribution.

     The carrying value of real estate investments in the financial statements, other than impaired mortgage loans, is at depreciated cost or, if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1996, the carrying value of certain investments exceeded their related appraised values by an aggregate of approximately $266,000 and the appraised values of the other investments exceeded their related carrying values by an aggregate of approximately $234,000. The current appraised value of real estate investments has been estimated by the general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------

Operating Factors

     Occupancy at the Willows Shopping Center was 91% at September 30, 1996 and 1995. A fifteen year lease was signed by a significant new anchor tenant which began operating in October 1996. The ground lessee/borrower has been renovating and reconfigurating the Center. The general partner determined that it is in the best interest for the Partnership, together with its affiliate which owns a share of the Center, to provide funding for the rehabilitation costs. The Partnership's share of the remaining estimated rehabilitation cost is approximately $1,087,000 at September 30, 1996, which largely relates to space to be occupied by a major restaurant tenant late in 1996.

     The remaining Elkridge building is currently under agreement for sale. The sale is anticipated to close in the fourth quarter. Occupancy at this building was 81% at the end of the third quarter.

     The Susana Corporate Center is 100% leased to a single tenant. The property was sold to the ground lessee in October 1996, for a price which approximated its carrying value, as adjusted for valuation allowances.

     Occupancy at the Oakland property remained at 91% during the third quarter of 1996. A lease for 47% of the currently occupied space that expired earlier in 1996 was renewed.

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

     Exclusive of the provision for impaired mortgage loans, real estate investment results were $2,384,560 and $2,589,984 for the nine months ended September 30, 1996 and 1995, respectively. This decrease of $205,424, or 8%, is primarily due to the decrease in net operating income generated by Willows Shopping Center, as a result of lower rentals and higher operating expenses. Revenue from Case Communications also declined due to lower percentage rent payments.

     Interest on cash equivalents and short-term investments decreased by $16,278, or 7%, due to lower average yields and lower average investment balances during the first four months of the nine-month period, slightly offset by higher average balances during the following five months as a result of the receipt of the Elkridge sale proceeds.

     The decrease in operating cash flow during the first nine months of 1996 as compared to the prior year period is consistent with the change in investment results, taken together with changes in net working capital.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees and state filing and tax fees.

     Management fees were unchanged between the first nine months of 1996 and 1995, consistent with the level of distributable cash flow for each period. General and administrative expenses for the first nine months of 1996 increased by $11,000 or 9% as compared to the respective period of the prior year primarily due to an increase in professional fees.

                       NEW ENGLAND PENSION PROPERTIES II;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1996

                                     PART II

                                OTHER INFORMATION
                               -------------------



     Item 6. Exhibits and Reports on Form 8-K

             a. Exhibits:   None.

             b. Reports on Form 8-K:  No reports on Form 8-K
                were filed during the quarter ended September 30, 1996.

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


                           NEW ENGLAND LIFE PENSION PROPERTIES II;
                           A REAL ESTATE LIMITED PARTNERSHIP
                                   (Registrant)



November 12, 1996
                             /s/ Peter P. Twining
                             -------------------------------
                               Peter P. Twining.
                               Managing Director and General
                               Counsel of General Partner,
                               Copley Properties Company II, Inc.



November 12, 1996
                            /s/ Daniel C. Mackowiak
                            --------------------------------
                              Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of General Partner,
                              Copley Properties Company II, Inc.