Form 10-K405
period 1996-12-31
NEW ENGLAND LIFE PENSION PROPERTIES II
filed 1997-03-31
CIK 728525

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                          Commission File No. 0-13323

                               -----------------

                    NEW ENGLAND LIFE PENSION PROPERTIES II;
                       A REAL ESTATE LIMITED PARTNERSHIP

            (Exact name of registrant as specified in its charter)
        Massachusetts                                           04-2803902
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

   225 Franklin Street, 25th Floor
       Boston, Massachusetts                                        02110
(Address of principal executive offices)                         (Zip Code)

              Registrant's telephone number, including area code:
                                (617) 261-9000

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

       Page 1 of ____ pages (including exhibits).  Exhibit Index on Page ____.

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

        As of December 31, 1996, the Partnership owned the three real estate investments described in B., C. and E. below. In December 1993, it sold its fourth investment, an apartment complex in Grand Rapids, Michigan, which resulted in a capital distribution of $50.11 per Unit. In 1996 the partnership sold its fifth and sixth investments, two industrial buildings in Elkridge, Maryland and a research and development building in Los Angeles County, California. These sales resulted in a capital distribution of $123.85 per Unit on January 30, 1997.

        The Partnership and its affiliate, New England Life Pension Properties, have provided the ground lessee of one of the Partnership's properties, the Willows Shopping Center in Concord, California, with a $2.5 million leasehold mortgage loan for the purpose of completing the renovation of the Center. New England Life Pension Properties II will fund $1,875,000 of the loan, with the balance funded by New England Life Pension Properties. The Partnership has no other current plan to renovate, improve or further develop any of its real property.

        In the opinion of the General Partner of the Partnership, the properties are adequately covered by insurance.

        A.     Light Industrial Facilities in Elkridge, Maryland ("Elkridge")
               --------------------------------------------------------------

        In 1984 the Partnership acquired two adjacent parcels of land containing an aggregate of approximately five acres located in Elkridge, Maryland, for $362,500 and leased it to Dorsey Associates. Situated on the land were two light industrial buildings. In 1984 the Partnership also made a $2,062,500 non-recourse mortgage loan to Dorsey Associates, which was secured by a first mortgage of the buildings and of the leasehold interest in the land.

        On May 14, 1996, one of the buildings was sold and on December 20, 1996 the second building was sold. The Partnership received proceeds of $2,234,022 in satisfaction of the mortgage loan and ground lease, of which $2,233,755 was distributed to the Limited Partners as a capital distribution in the amount of $55.96 per Unit on January 30, 1997.

        B. Industrial/ Research and Development Building in Columbia, Maryland ("Oakland")
               ---------------------------------------------------------

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

        In 1984 the Partnership also made a $1,062,500 non-recourse mortgage loan to CWLP that matured on June 29, 1994. The loan is secured by a first mortgage of the building and of the leasehold interest in the land. Interest only is payable monthly at the rate of 12% per annum.

        In October 1996, the Partnership reached an agreement in principle with the borrower on the mortgage loan, whereby the maturity date will be extended to December 1997. In addition, the fixed interest and ground rental payments will be reduced, but the Partnership's rate of participation in revenue from the underlying property will be increased, effective January 1, 1997. Further, the Partnership will be able to cause a sale of the property.

        C.    Shopping Center in Concord, California ("Willows Shopping Center")
              ------------------------------------------------------------------

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

        Willows Concord foreclosed on the leasehold mortgage on June 18, 1991. The Partnership, the Affiliate and Willows Concord entered into a replacement promissory note in the same principal amount of $14,863,206, effective June 18, 1991. The new loan is secured by the leasehold interest, bears interest at the rate of 9.323% per annum and provides for a reduction in principal if the note is paid prior to maturity. The Partnership, the Affiliate and Willows Concord also entered into a new ground lease which provides for annual rent in the amount of $550,000 plus an annual percentage rent equal to 70% of the ground lessee's annual gross revenues in excess of a specified amount. The Partnership has a 75% share of such rent. To the extent that operating cash flow from the shopping center is not sufficient to pay the ground rent, such rent was accruable until June 1996 at which time Willows Concord was obligated to pay all unpaid accrued rent and to pay all future ground rent on a current basis. The Partnership and the Affiliate have permitted the accrual of additional ground rent, and are currently in the process of evaluating various alternatives.

        On January 1, 1995 the Partnership and the Affiliate committed to make a $2.5 million construction loan to the ground lessee to fund the renovation of the Center. The Partnership committed to fund $1,875,000 of this amount. The loan bears interest at 11% per annum, provides for payments of principal and interest based on a 15-year amortization schedule, and matures on December 31, 1997. In addition, the ground lease was amended to provide the Partnership with the sole right to cause a sale of the Center on or after January 1, 1996.

        D. Research and Development Building in Los Angeles County, California ("Susana Corporate Center")
              --------------------------------------------------------

        In 1985 the Partnership acquired a 4.02 acre parcel of land in Los Angeles County, California, for $1,750,000 and leased it back to the seller. Situated on the land was a one-story, 63,164 square foot research and development facility leased to a single tenant. In 1985 the Partnership also made a $3,250,000 non-recourse mortgage loan to the ground lessee. The loan was secured by a first mortgage on the building and the leasehold interest in the land.

        During 1993, the Partnership agreed to a restructuring of the ground lease and the mortgage loan. The mortgage loan was modified to increase the loan amount by $192,000 to a total of $3,442,000. The increase was made to fund tenant improvements.

        On October 20, 1996, the Susana Corporate Center was sold. The Partnership received proceeds of $2,710,014 in satisfaction of its mortgage loan and ground lease, of which $2,709,965 was distributed to the Limited Partners as a capital distribution in the amount of $67.89 per Unit on January 30, 1997.

        E. Research and Development Facility in Columbia, Maryland ("Case Communications Building")
              ---------------------------------------------------------------

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

        In October 1996, the Partnership reached an agreement in principle with the borrower on the mortgage loan, whereby the maturity date will be extended to December 1997. In addition, the fixed interest and ground rental payments will be reduced, but the Partnership's rate of participation in revenue from the underlying property will be increased, effective January 1, 1997. Further, the Partnership will be able to cause a sale of the property.

Item 2.     Properties
            ----------

        The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties:


                            ESTIMATED                                     ANNUAL
                              1997                                       CONTRACT
                             ANNUAL    NUMBER OF                           RENT
                             REALTY    TENANTS      NAME(S) OF    SQUARE   PER      LEASE        RENEWAL       LINE OF
                                       WITH 10%                  FEET OF                                       BUSINESS
     PROPERTY                 TAXES    OR MORE OF   TENANT(S)  EACH TENANT SQ. FT. EXPIRATION    OPTIONS     OF PRINCIPAL
                                         GLA                                                                    TENANTS
-------------------------------------------------------------------------------------------------------------------------------
Shopping Center in          $340,686      2       Comp USA        26,000    $15.50   10/2011     Three 5   Computer Retail
Concord, CA                                                                                       year
                                                                                                 options

                                                  REI             29,486    $5.50    5/2003    Two 5 year  Specialty Retail
                                                                                                 options

Industrial/ R&D Building    $27,000       2       Igene           8,480     $6.75    1/2001       One 5    Pharmaceutical
in Columbia, MD                                                                                   year
                                                                                                 option

                                                  New Horizons    14,120    $7.00    9/2001    Two 3 year  Pharmaceutical
                                                                                                 options

R&D Building in Columbia,   $191,380      1       US Government  160,000    $12.80  M-T-M (1)     None     Defense Research
MD
-------------------------------------------------------------------------------------------------------------------------------

(1)  A long-term lease is being negotiated.

        The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenues and net effective rent for the Partnership's properties:


------------------------------------------------------------------------------
                                    GROSS     YEAR-END    RENTAL      NET
                                  LEASABLE               REVENUE   EFFECTIVE
                                                                      RENT
           PROPERTY                 AREA      OCCUPANCY RECOGNIZED ($/SF/YR)*
------------------------------------------------------------------------------

Shopping Center in Concord, CA

             1992                  274,488       70%    $2,346,938   $12.39
             1993                  274,488       78%    $2,612,770   $12.52
             1994                  251,531       91%    $2,595,391   $12.39
             1995                  251,531       91%    $3,099,701   $13.54
             1996                  248,193       94%    $3,139,424   $13.75

Industrial Buildings in
Elkridge, MD (1)

             1992                  84,630        60%     $273,543    $5.46
             1993                  84,630        55%     $254,478    $5.35
             1994                  84,630        76%     $300,981    $5.43
             1995                  84,630        43%     $266,751    $7.33
             1996                    N/A         N/A     $254,180    $5.66

Industrial Buildings in
Columbia, MD

             1992                  38,840       100%     $325,425    $8.51
             1993                  38,840        82%     $266,711    $7.55
             1994                  38,840        85%     $291,556    $9.04
             1995                  38,840        91%     $284,134    $8.04
             1996                  38,840        91%     $289,967    $8.20

R&D Building in L.A. County,
CA (2)

             1992                  63,164       100%     $710,412    $11.25
             1993                  63,164       100%     $620,246    $9.82
             1994                  63,164       100%     $518,234    $8.20
             1995                  63,164       100%     $514,621    $8.15
             1996                    N/A         N/A     $514,336    $8.14

R&D Building in Columbia, MD

             1992                  160,000      100%    $1,900,000   $11.88
             1993                  160,000      100%    $2,300,000   $14.38
             1994                  160,000      100%    $2,636,836   $16.48
             1995                  160,000      100%    $2,283,934   $14.27
             1996                  160,000      100%    $2,272,575   $14.20

------------------------------------------------------------------------------

* Net effective rent calculation is based on average occupancy during the respective year.

(1) One building was sold May 14, 1996. The second building was sold December 20, 1996.

(2)  The property was sold October 23, 1996.

        Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1996:

-------------------------------------------------------------------------------
                              TENANT AGING REPORT

        PROPERTY           # OF LEASE      TOTAL        TOTAL     PERCENTAGE OF
                          EXPIRATIONS   SQUARE FEET     ANNUAL     GROSS ANNUAL
                                                        RENTAL       RENTAL*
-------------------------------------------------------------------------------
Shopping Center in Concord, CA (1)

          1997                 5          13,146      $84,036           3%
          1998                 0               0           $0           0%
          1999                 3          23,650     $262,572          10%
          2000                 2          10,520     $128,748           5%
          2001                 2          10,690     $113,136           4%
          2002                 2          21,301     $231,456           9%
          2003                 4          44,779     $385,920          14%
          2004                 0               0           $0           0%
          2005                 6          49,494     $596,616          22%
          2006                 0               0           $0           0%

Industrial Building in Columbia, MD

          1997                 2           5,440      $42,204          18%
          1998                 0               0           $0           0%
          1999                 1           2,400      $13,200           6%
          2000                 1           4,800      $24,000          10%
          2001                 2          22,600     $156,084          66%
          2002                 0               0           $0           0%
          2003                 0               0           $0           0%
          2004                 0               0           $0           0%
          2005                 0               0           $0           0%
          2006                 0               0           $0           0%

R&D Building in Columbia, MD

          1997                 1         160,000     $2,228,000       100%
          1998                 0               0            $0          0%
          1999                 0               0            $0          0%
          2000                 0               0            $0          0%
          2001                 0               0            $0          0%
          2002                 0               0            $0          0%
          2003                 0               0            $0          0%
          2004                 0               0            $0          0%
          2005                 0               0            $0          0%
          2006                 0               0            $0          0%
--------------------------------------------------------------------------------

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

Research & Development/Industrial Facilities in Columbia, MD
------------------------------------------------------------

The properties are located within the Howard County R&D market which contains approximately 8.8 million square feet in a total of 179 buildings. As of September 30, 1996, the Howard County market exhibited a vacancy rate of approximately 5.6%, which represents an improvement from 1995, 1994, and 1993 when overall vacancy was 8.7%, 12%, and 18%, respectively. The Columbia R&D submarket contains a total of approximately 6.9 million square feet and, at September 30, 1996, had a vacancy rate of approximately 5.3%. The market has strengthened to the point where speculative R&D construction is now underway in Howard County and in the Columbia submarket.

Shopping Center in Concord, CA
------------------------------

        This neighborhood shopping center lies within the Central Contra Costa County market which incorporates several cities along the I-680 corridor including Walnut Creek, Concord, Pleasant Hill and Martinez. The property's competitive market includes a total of approximately 2 million square feet in eight shopping centers. Within this competitive set, overall occupancy ranged from a high of 100% to a low of 90% with an average of 97%. This is up slightly from a year ago when overall occupancy was approximately 95%. Due to a scarcity of space, new retail construction within central Contra Costa County has been limited. However, two retail developments are presently under construction in nearby Pleasant Hill and a new community center just opened four miles southwest of the property in Walnut Creek.

Item 3. Legal Proceedings.
        -----------------

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

                                    PART II
                                    -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
        ----------------------------------------------------------------------

        There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

        As of December 31, 1996, there were 6,176 holders of Units.

        The Partnership's Amended and Restated Agreement of Limited Partnership dated June 15, 1984, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1996, cash distributions paid in 1996 or distributed after year end with respect to 1996 to the Limited Partners as a group totaled $7,429,752 including $4,943,720 ($123.85 per limited partnership unit) representing a return of capital from the proceeds of property sales. For the year ended December 31, 1995, cash distributions paid in 1995 or distributed after year end with respect to 1995 to the Limited Partners as a group totaled $2,486,032.

        Distributions of operating cash flow were less than net income in 1996. Cash distributions exceeded net income in 1995 and therefore, resulted in a decrease in partners' capital. Distributions of operating cash flow were less than cash provided by operating activities in both years. Reference is made to the Partnership's Statement of Changes in Partners' Capital and Statement of Cash Flows in Item 8 herein.

Item 6. Selected Financial Data.
        ------------------------


                   For Year        For Year       For Year       For Year        For Year
                   Ended or        Ended or       Ended or       Ended or        Ended or
                     as of           as of          as of          as of           as of
                  12/31/96(4)     12/31/95(3)    12/31/94(2)    12/31/93(1)      12/31/92
                  -----------     ----------     -----------    -----------      ---------
Revenues          $5,238,031      $5,313,944     $5,061,123     $4,902,277       $4,856,666

Net Income        $3,108,675      $1,710,797     $2,340,707     $1,376,686       $2,364,385

Net Income
per Unit of
Limited
Partnership
Interest              $77.10          $42.43         $58.05         $34.14           $65.34

Total Assets     $40,338,664     $39,074,700    $39,868,957    $41,816,002      $42,526,793

Total Cash
Distributions
per Limited
Partnership Unit,
including amounts
distributed after
year end with
respect to the
previous year        $186.13          $62.28        $109.84         $61.12           $61.12


(1) The Partnership recorded a provision of $1,670,000 ($41.42 per Unit) for impaired mortgage loans during 1993.

(2) The Partnership recorded a provision of $800,000 ($19.84 per Unit) for impaired mortgage loans during 1994.

(3) The Partnership recorded a provision of $1,428,000 ($35.42 per Unit) for impaired mortgage loans during 1995.

(4) The Partnership sold two investments in 1996 which resulted in capital distributions of $4,943,720 ($123.85 per Unit). The Partnership also recorded a credit of $17,291 ($0.43 per Unit) for impaired mortgage loans during 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        The Partnership completed its offering of units of limited partnership interest in November 1984. A total of 39,917 units were sold. The Partnership received proceeds of $36,296,995, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership currently owns the three real estate investments described in Item 1 hereof. In addition, three investments have been sold, one in 1993 and two in 1996. As a result of sales and similar transactions, capital of $4,395,261 was returned to the limited partners through December 31, 1996. In addition, a capital distribution of $4,943,720 was made on January 30, 1997.

        On May 14, 1996, one of the two Elkridge buildings was sold; the second Elkridge building was sold on December 20, 1996. The Susana Corporate Center was sold on October 23, 1996. The Partnership received net proceeds of $864,302, $1,369,720 and $2,710,014, respectively. The resulting capital distribution to the limited partners ($123.85 per limited partnership unit) reduced the adjusted capital contribution to $766.04 per unit.

        At December 31, 1996 the Partnership had $9,790,586 in cash, cash equivalents and short-term investments, of which $5,571,506 was used for cash distributions to partners on January 30, 1997; the remainder is primarily being retained as working capital reserves. The Partnership also has a commitment to fund the balance of its share of the renovation of the Willows Shopping Center, which approximates $948,000. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments and proceeds from the sale of such investments. Quarterly distributions of cash from operations relating to 1996 and 1995 were made at the annualized rate of 7% on the adjusted capital contribution.

        The carrying value of the Partnership's real estate investments in the financial statements at December 31, 1996, other than impaired mortgage loans (Case Communications), is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1996, the appraised value of all of the Partnership's investments exceeded their respective carrying values by a total of approximately $980,000. The current appraised value of real estate investments has been estimated by the general partner and is generally based on a correlation of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

RESULTS OF OPERATIONS
---------------------

FORM OF REAL ESTATE INVESTMENTS

        The Willows Shopping Center is structured as a ground lease/mortgage loan investment. However, for financial reporting purposes it is accounted for as a property which is jointly owned with an affiliate. The Partnership's other investments are structured and accounted for as ground lease/mortgage loan investments.

OPERATING FACTORS

        At December 31, 1996, the Willows Shopping Center was 94% leased, compared to approximately 91% at the end of 1995 and 1994. The ground lessee/borrower has substantially completed the full rehabilitation of the Center. The Partnership's share of the remaining cost is approximately $948,000 at December 31, 1996, which largely relates to the renovation of space occupied by a significant new anchor tenant which began operating in October 1996.

        In May 1996, one of the two Elkridge buildings was sold. The second building was sold in December 1996. The Partnership received total proceeds of $2,234,022 which were used to repay the ground lease investment and the carrying value of the mortgage loan. Since the mortgage loan was impaired, its carrying value had been previously reduced to estimated fair market value, less anticipated costs of sale and thus no gain or loss was recognized. The total valuation allowance was $476,377, which included a disposition fee of $70,848 payable to the advisor.

        In October 1996, the Susana Corporate Center investment was sold. The Partnership received proceeds of $2,710,014 which were used to repay the ground lease investment and the carrying value of the mortgage loan. Since the mortgage loan was impaired, its carrying value had been previously reduced to estimated fair market value, less anticipated costs of sale and thus no gain or loss was recognized. The total valuation allowance was $2,604,332, which included a disposition fee of $87,000 payable to the advisor.

        Occupancy at the Oakland property was 91% at December 31, 1996 and 1995, up from 85% in 1994.

        The Case Communications property has been fully occupied under a five year lease with a government agency, which expired in November 1996. The tenant has indicated its intention to renew, although a new lease agreement has not yet been executed. In the meantime, the tenant has been occupying the space under the same terms as the original lease.

        The Partnership's mortgage loans on Oakland and Case Communications expired in 1994 and 1995, respectively. In October 1996, the Partnership reached an agreement in principle with the borrowers, whereby the maturity dates will be extended to December 1997. In addition, the fixed interest and ground rental payments will be reduced, but the Partnership's rate of participation in revenue from the underlying properties will be increased, effective January 1, 1997. The agreement will also allow the Partnership to cause a sale of the properties.

INVESTMENT RESULTS

        In 1993, the Partnership determined that the mortgage loans secured by Elkridge and Susana Corporate Center were impaired. During 1994 and 1995, the estimated fair market value of the loan collateral further declined, resulting in an increase to the valuation allowance of $800,000 and $328,000, respectively. During 1996, a valuation provision of $282,709 was recognized to adjust the carrying value to the amount of sale proceeds received, less disposition costs.

During the fourth quarter of 1995, the Partnership determined that the mortgage loans secured by the Case Communications Building were impaired, primarily due to the change in the expected holding period for the property and a decrease in market rental rates. This impairment resulted in an increase to the valuation allowance of $1,100,000, which was charged to operations in 1995. During 1996, the estimated fair market value of the loan collateral increased, resulting in a recovery to the valuation allowance of $300,000. Ground rent and interest payments from Case Communications continue to be made in accordance with contractual terms.

1996 Compared to 1995

        Interest on cash equivalents and short-term investments in 1996 increased by $9,825 compared to 1995, primarily due to higher average investment balances during the last eight months of 1996 as a result of the receipt of the Elkridge and Susana sale proceeds, offset by lower average yields and lower average balances during the first four months of the year.

        Exclusive of the credit from (provision for) impaired mortgage loans and the operating results from Susana Corporate Center ($384,239 in 1996 and $480,793 in 1995) and Elkridge ($238,235 in 1996 and $123,000 in 1995), real estate results were $2,559,474 in 1996 compared to $2,655,357 in 1995. Operating income from the Case Communications and the Oakland investments both declined as a result of lower percentage rent payments. These decreases were partially offset by an increase in net operating income from the Willows Shopping Center of approximately $43,000 as a result of increased occupancy.

        Operating cash flow decreased $166,000, or 5%, between 1996 and 1995. This decrease is primarily due to the above mentioned changes in operating results and increased leasing costs at the Willows, partially offset by changes in net working capital.

1995 Compared to 1994

        Interest on cash equivalents and short-term investments increased approximately 13% during 1995 compared to 1994, primarily due to an increase in short-term interest rates.

        Exclusive of the credit from (provision for) impaired mortgage loans, real estate results were $3,259,150 in 1995, a slight decrease compared to $3,287,302 in 1994. Operating income from the Case Communications Building related to percentage rent decreased $120,000, and operating income from Susana Corporate Center decreased by approximately $55,000. These decreases were partially offset by an increase in net operating income from the Willows Shopping Center of approximately $95,000, and from the Oakland property.

        Operating cash flow, however, increased $217,000, or 6%, between 1995 and 1994. This change in cash flow primarily stems from a reduction in expenditures for deferred leasing costs at the Willows Shopping Center, partially offset by the increase in working capital items. In addition, cash flow in 1994 was reduced by $114,000 as a result of advance rent receipts in the prior year.

PORTFOLIO EXPENSES

        The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

1996 Compared to 1995

        General and administrative expenses decreased approximately $20,000 or 12%, primarily due to a decrease in professional fees for 1996 as a result of fewer investments. Management fee expense was unchanged between 1996 and 1995, consistent with the level of distributable cash flow for each period.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
        ---------------------------------------------------------------

        The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

                                   PART III
                                   --------

Item 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

         (a) and (b) Identification of Directors and Executive Officers.
                     ---------------------------------------------------

         The following table sets forth the names of the directors and executive officers of the General Partner and the age and position held by each of them as of December 31, 1996, as well as subsequent changes through January 24, 1997.



Name                      Position(s) with the General Partner              Age
----                      ------------------------------------              ---

Joseph W. O'Connor        President, Chief Executive Officer and Director    50
Daniel J. Coughlin        Managing Director and Director                     44
Peter P. Twining (1)      Managing Director, General Counsel and Director    50
Wesley M. Gardiner, Jr.   Vice President                                     38
Daniel C. Mackowiak       Principal Financial and Accounting Officer         45
James J. Finnegan (2)     Managing Director, General Counsel and Director    36

(1)  Through January 24, 1997 only
(2)  As of January 25, 1997

         Mr. O'Connor and Mr. Coughlin have served in an executive capacity since the organization of the General Partner on August 25, 1983. Mr. Gardiner and Mr. Twining have served in their capacities since June 1994, and Mr. Mackowiak has served in his capacity since January 1, 1996. All of these individuals will continue to serve in such capacities until their successors are elected and qualify.

         (c)   Identification of Certain Significant Employees.
               ------------------------------------------------

               None.

         (d)   Family Relationships.
               ---------------------

               None.

         (e)   Business Experience.
               --------------------

               The General Partner was incorporated in Massachusetts on August 25, 1983. The background and experience of the executive officers and directors of the General Partner are as follows:

         Joseph W. O'Connor has been President, Chief Executive Officer and a Director of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc. since January, 1982. He was a Principal of AEW from 1985 to 1987 and has been a Managing Director of AEW since January 1, 1988. He has been active in real estate for 28 years. From June, 1967, until December, 1981, he was employed by New England Mutual Life Insurance Company ("The New England"), which has been merged with and into Metropolitan Life Insurance Company, most recently as a Vice President in which position he was responsible for The New England's real estate portfolio. He received a B.A. from Holy Cross College and an M.B.A. from Harvard Business School.

         Daniel J. Coughlin was a Principal of AEW from 1985 to 1987 and has been a Managing Director of AEW since January 1, 1988 and a Director of AEW since July 1994. Mr. Coughlin has been active in financial management and control for 22 years. From June, 1974 to December, 1981, he was Real Estate Administration Officer in the Investment Real Estate Department at The New England. Since January, 1982, he has been in charge of the asset management division of AEW. Mr. Coughlin is a Certified Property Manager and a licensed real estate broker. He received a B.A. from Stonehill College and an M.B.A. from Boston University.

         Peter P. Twining was a Managing Director and General Counsel of AEW until January 24, 1997 when he resigned from all offices and directorships. As such, he was responsible for general legal oversight and policy with respect to AEW and its investment portfolios. Before being promoted to this position in January 1994, he was a Vice President/Principal and senior lawyer responsible for assisting in the oversight and management of AEW's legal operations. Before joining AEW in 1987, he was a senior member of the Law Department at The New England and was associated with the Boston law firm, Ropes and Gray. Mr. Twining is a graduate of Harvard College and received his J.D. in 1979 from Northeastern University.

         Wesley M. Gardiner, Jr. joined AEW in 1990 and has been a Vice President at AEW since January, 1994. From 1982 to 1990, he was employed by Metric Realty, a nationally-known real estate investment advisor and syndication firm, as a portfolio manager responsible for several public and private limited partnerships. His career at AEW has included asset management responsibility for the company's Georgia and Texas holdings. Presently, as a Vice President and Team Leader, Mr. Gardiner has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934. He received a B.A. in Economics from the University of California at San Diego.

         Daniel C. Mackowiak has been a Vice President of AEW since January 1989 and has been a Vice President and the Principal Financial and Accounting Officer of the Managing General Partner since January 1996. Mr. Mackowiak previously held the offices of Chief Accounting Officer of AEW from January 1989 through April 1994 and Vice President and Principal Financial and Accounting Officer of the Managing General Partner between January 1989 and May 1994. From 1975 until joining AEW, he was employed by the public accounting firm of Price Waterhouse, most recently as a Senior Audit Manager. He is a certified public accountant and has been active in the field of accounting his entire business career. He received a B.S. from Nichols College and an M.B.A. from Cornell University.

         James J. Finnegan is the Assistant General Counsel of AEW Capital Management, L.P. ("AEW Capital Management") and has succeeded Peter Twining as Managing Director, General Counsel and Director of AEW, a subsidiary of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General Counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management. Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as the AEW's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of law (J.D.).

         Mr. O'Connor is a director of Evans Withycombe Residential, Inc., a Maryland corporation organized as a real estate investment trust which is listed for trading in the New York Stock Exchange. None of the other directors of the General Partner is a director of a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. All of the directors and officers of the General Partner also serve as directors and officers of one or more corporations which serve as general partners of publicly-traded real estate limited partnerships which are affiliated with the General Partner.

(f)     Involvement in Certain Legal Proceedings.

        None.

Item 11.       Executive Compensation.
               -----------------------

        Under the Partnership Agreement, the General Partner and its affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1, 2 and 6 of Notes to Financial Statements.

        The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partner and its affiliates for the year ended December 31, 1996:

                                                                                  Amount of
                                                                                 Compensation
                                                                                     and
Receiving Entity                       Type of Compensation                      Reimbursement
---------------                        --------------------                      -------------
General Partner                        Share of Distributable Cash             $      25,112

AEW Real Estate Advisors, Inc.         Management Fees and                           248,355
(formerly known as Copley Real.        Reimbursement of Expenses
Estate Advisors, Inc.)

New England Securities Corporation     Servicing Fees and
                                       Reimbursement of Expenses                       8,834
                                                                               -------------
                                       TOTAL                                   $     282,301
                                                                               =============

        For the year ended December 31, 1996, the Partnership allocated $10,070 of taxable income to the General Partner.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.
              ---------------------------------------------------------------

        (a)    Security Ownership of Certain Beneficial Owners

        No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1996. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

        Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the General Partner.

        (b)    Security Ownership of Management.

        An affiliate of the General Partner of the Partnership owned 831 Units at December 31, 1996.

        (c)    Changes in Control.

        There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.       Certain Relationships and Related Transactions.
               -----------------------------------------------

        The Partnership has no relationships or transactions to report other than as reported in Item 11, above.

                                    PART IV
                                    -------

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
               -----------------------------------------------------------------

        (a)    The following documents are filed as part of this report:

               (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Schedules and Financial Statements Index No. 2 are filed as part of this Annual Report.

               (2) Financial Statement Schedules--The Financial Statement Schedules listed on the accompanying Index to Financial Statements and Schedules are filed as part of this Annual Report.

               (3) Exhibits--The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

        (b) Reports on Form 8-K. During the last quarter of the year ended December 31, 1996, the Partnership filed no Current Reports on Form 8-K.

                               New England Life
                            Pension Properties II;

                       A Real Estate Limited Partnership



                             Financial Statements

                                 * * * * * * *





                               December 31, 1996

                    NEW ENGLAND LIFE PENSION PROPERTIES II;
                    ---------------------------------------
                       A REAL ESTATE LIMITED PARTNERSHIP
                       ---------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------

                                                                            Page

Report of Independent Accountants.......................................

Financial Statements:

         Balance Sheet - December 31, 1996 and 1995.....................

         Statement of Operations - Years ended December 31, 1996, 1995 and 1994....................................................

         Statement of Changes in Partners' Capital - Years ended

            December 31, 1996, 1995 and 1994............................

         Statement of Cash Flows - Years ended December 31, 1996, 1995 and 1994....................................................

         Notes to Financial Statements..................................

Financial Statement Schedules:

         Schedule III - Real Estate and Accumulated

            Depreciation as of December 31, 1996.........................

         Schedule IV - Mortgage Loans on Real Estate

            as of December 31, 1996 .....................................

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Partners

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Life Pension Properties II; A Real Estate Limited Partnership (the "Partnership") at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Copley Properties Company II, Inc., the General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.








/s/ Price Waterhouse LLP
------------------------
Boston, Massachusetts
March 24, 1997

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEET


                                                                     December 31,
                                                            ----------------------------------
                                                                 1996               1995
                                                            --------------      -------------

ASSETS

Real estate investments:
   Ground leases and mortgage loans, net                    $   12,896,144      $   17,575,746
   Property, net                                                16,795,323          15,381,902
   Deferred leasing costs and
     other assets, net                                             809,629             528,022
                                                            --------------      --------------
                                                                30,501,096          33,485,670

Cash and cash equivalents                                        7,877,668           2,731,930
Short-term investments                                           1,912,918           2,525,926
Interest and rent receivable                                        46,982             331,174
                                                            --------------      --------------

                                                            $   40,338,664      $   39,074,700
                                                            ==============      ==============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                            $    1,014,398      $      505,813
Accrued management fee                                              62,089              62,089
Deferred disposition fees                                          472,312             314,464
                                                            --------------      --------------
Total liabilities                                                1,548,799             882,366
                                                            --------------      --------------

Partners' capital:
    Limited partners ($889.89 per
      unit; 110,000 units authorized,
      39,917 units issued and outstanding)                      38,719,002          38,127,446
    General partner                                                 70,863              64,888
                                                            --------------      --------------
Total partners' capital                                         38,789,865          38,192,334
                                                            --------------      --------------
                                                            $   40,338,664      $   39,074,700
                                                            ==============      ==============

               (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS


                                                                         Year ended December 31,
                                                     ------------------------------------------------------
                                                            1996                1995                1994
                                                     --------------     ---------------     --------------

INVESTMENT ACTIVITY

Property rentals                                     $  2,364,793       $     2,340,380     $     1,976,622
Property operating expenses                            (1,029,200)           (1,063,651)           (902,099)
Depreciation and amortization                            (706,119)             (697,495)           (612,513)
                                                     ------------       ---------------     ---------------
                                                          629,474               579,234             462,010

Ground rentals and interest
   on mortgage loans                                    2,552,474             2,679,916           2,825,292
Credit from (provision for) impaired
   mortgage loans                                          17,291            (1,428,000)           (800,000)
                                                     ------------       ---------------     ---------------

   Total real estate operations                         3,199,239             1,831,150           2,487,302

Interest on cash equivalents
   and short-term investments                             303,473               293,648             259,209
                                                     ------------       ---------------     ---------------

   Total investment activity                            3,502,712             2,124,798           2,746,511
                                                     ------------       ---------------     ---------------

PORTFOLIO EXPENSES

Management fee                                            248,355               248,355             238,186
General and administrative                                145,682               165,646             167,618
                                                     ------------       ---------------     ---------------
                                                          394,037               414,001             405,804
                                                     ------------       ---------------     ---------------

NET INCOME                                           $  3,108,675       $     1,710,797     $     2,340,707
                                                     ============       ===============     ===============

Net income per limited
   partnership unit                                  $      77.10       $        42.43      $         58.05
                                                     ============       ==============      ===============

Cash distributions per limited
   partnership unit                                  $      62.28       $        61.17      $        110.66
                                                     ============       ==============      ===============

Number of limited partnership units                        39,917               39,917               39,197
                                                     ============       ==============      ===============


               (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL




                                                       Year ended December 31,
                           --------------------------------------------------------------------------------
                                      1996                     1995                         1994
                           ------------------------   ------------------------       ----------------------
                             General       Limited      General      Limited         General     Limited
                             Partner      Partners      Partner     Partners         Partner     Partners
                             -------      --------      -------     --------         -------     --------
Balance at beginning
   of year                 $  64,888   $  38,127,446  $  72,444  $  38,875,480    $   73,449   $  40,975,393

Cash distributions           (25,112)     (2,486,032)   (24,664)    (2,441,723)      (24,412)     (4,417,213)

Net income                    31,087       3,077,588     17,108      1,693,689        23,407       2,317,300
                           ---------   -------------  ---------- -------------    ----------   -------------
Balance at end
   of year                 $  70,863   $  38,719,002  $  64,888  $  38,127,446    $   72,444   $  38,875,480
                           ==========  ============== =========  ==============   ==========   =============


               (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CASH FLOWS


                                                                      Year ended December 31,
                                                    --------------------------------------------------------
                                                           1996                1995                1994
                                                     --------------     ---------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $   3,108,675      $     1,710,797     $    2,340,707
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                         706,119              697,495            612,513
     (Credit from) provision for impaired
       mortgage loans                                      (17,291)           1,428,000            800,000
     Increase in deferred leasing costs and
       other assets                                       (348,491)             (67,865)          (376,568)
     Decrease (increase) in operating receivables          191,725             (178,617)             1,909
     Decrease in unearned revenue                               -                    -            (114,336)
     Increase (decrease) in operating liabilities         (255,250)             (38,668)            69,829
                                                     --------------     ---------------     --------------
       Net cash provided by operating activities         3,385,487            3,551,142          3,334,054
                                                     -------------      ---------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from sale of investments                 2,362,397                   -                  -
   Repayment of mortgage loan investments                2,423,791                   -                  -
   Capital expenditures on owned property               (1,285,649)          (1,247,337)        (1,482,163)
   Increase in mortgage loan                                    -                    -            (171,007)
   Decrease (increase) in short-term
     investments, net                                      613,008           (1,206,689)          (213,717)
   Increase in deferred disposition fees                   157,848                   -                  -
                                                     -------------      ---------------     -------------
     Net cash provided by (used in)
     investing activities                                4,271,395           (2,454,026)        (1,866,887)
                                                     -------------      ---------------     --------------

CASH FLOWS FROM FINANCING ACTIVITY:
   Distributions to partners                            (2,511,144)          (2,466,387)        (4,441,625)
                                                     -------------      ---------------     --------------
     Net cash used in financing activity                (2,511,144)          (2,466,387)        (4,441,625)
                                                     -------------      ---------------     --------------

Net increase (decrease) in cash and cash
   equivalents                                           5,145,738           (1,369,271)        (2,974,458)

Cash and cash equivalents:
   Beginning of year                                     2,731,930            4,101,201          7,075,659
                                                     -------------      ---------------     --------------

   End of year                                       $   7,877,668      $     2,731,930     $    4,101,201
                                                     =============      ===============     ==============


               (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------
        General

        New England Life Pension Properties II; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in June, 1984 and acquired six real estate investments through 1986, three of which have been sold as of December 31, 1996. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the general partner could extend the investment period if it is in the best interest of the limited partners.

        The general partner of the Partnership is Copley Properties Company II, Inc., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc. ("Copley"). Subject to the general partner's overall authority, the business of the Partnership is managed by AEW pursuant to an advisory contract.

        On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich Eastman & Waltch, Inc. and its affiliates and principals (collectively, "the AEW operations"). Simultaneously, a new entity, AEW Capital Management L.P., was formed into which NEIC contributed its interest in Copley and its affiliates. As a result, the AEW operations were combined with Copley to form the business operations of AEW Capital Management, L.P. This transaction is not expected to have a material effect on the operations of the Partnership.

        Prior to August 30, 1996, New England Mutual Life Insurance Company ("The New England") was NEIC's principal unit holder and owner of all of the outstanding stock of NEIC's general partner. On August 30, 1996, The New England merged with and into Metropolitan Life Insurance Company ("Met Life"). Met Life is the surviving entity and, therefore, through a wholly-owned subsidiary, became the owner of the units of partnership interest previously owned by The New England and of the stock of NEIC's general partner. This transaction is not expected to have a material effect on the operations of the Partnership.

        At December 31, 1996 and 1995, an affiliate of the general partner owned 831 units and 699 units of limited partnership interest, respectively, which were repurchased from certain qualified plans within specified annual limitations provided for in the Partnership Agreement.

        Management

        AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash from operations, as defined, before deducting such fees. Acquisition fees were paid in an amount equal to 2% of the gross proceeds from the offering. Disposition fees are generally 3% of the selling price of the property, but are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon.

        New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $8,834, $7,973 and $11,784 in 1996, 1995 and 1994, respectively.

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

        Ground Leases and Mortgage Loans

        While the related land and loan investments are legally separable, the terms thereof have been negotiated jointly and the investment performance is evaluated on a combined basis. They are, therefore, presented together in the accompanying balance sheet and statement of operations.

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

        Capitalized Costs, Depreciation and Amortization

        Maintenance and repair costs are expensed as incurred. Significant improvements and renewals are capitalized. Depreciation is computed using the straight-line method based on estimated useful lives of the buildings and improvements. Leasing costs are also capitalized and amortized over the related lease terms.

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

        Realizability of Real Estate Investments

        The Partnership considers a real estate investment, other than a mortgage loan, to be impaired when it determines the carrying value of the investment is not recoverable through estimated undiscounted cash flows generated from the operations and disposal of the property. The impairment loss is based on the excess of the investment's carrying value over its fair market value. For investments being held for sale, the impairment loss also includes estimated costs of sale. Property held for sale is not depreciated during the holding period.

        The carrying value of an investment may be more or less than its current appraised value. At December 31, 1996 the appraised values of all of the Partnership's investments exceeded their respective carrying values by a total of approximately $980,000. At December 31, 1995, the appraised value of certain investments exceeded their related carrying values by an aggregate of $210,000, while the carrying value of the remaining investments exceeded their appraised values by an aggregate of $1,150,000.

        The current appraised value of real estate investments has been estimated by the general partner and is generally based on a correlation of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

        Cash Equivalents and Short-Term Investments

        Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

        The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost, plus accrued interest, which approximates market value. At December 31, 1996 and 1995, all investments were in commercial paper with less than three and five months, respectively, remaining to maturity.

        Deferred Disposition Fees

        Disposition fees due to AEW related to sales or restructuring of investments are included in the determination of gains or losses resulting from such transactions. According to the terms of the advisory contract, payment of such fees has been deferred until the limited partners first receive their capital contributions, plus stipulated returns thereon.

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

NOTE 3 - INVESTMENTS IN GROUND LEASES AND MORTGAGE LOANS
--------------------------------------------------------

        The following is a summary of the Partnership's investments in ground leases and mortgage loans:


                                               Fixed
                                              Rental/
        Investment/          Acquisition      Interest               December 31,
        Location                Date           Rate             1996             1995
        -----------------------------------------------------------------------------------
        Elkridge                    1984       12%     (L)  $          -       $    362,500
          Elkridge, MD                         12%     (M)             -          2,062,500

        Oakland                     1984       12%     (G)       137,500             137,500
          Columbia, MD                         12%     (M)     1,062,500           1,062,500

        Susana Corporate

        Center                      1985       12.25%  (L)                         1,750,000
          Los Angeles, CA           1993        8%     (M)             -             192,000
                                                9.06%  (M)             -           3,250,000

        Case Communications

          Columbia, MD         1985-1986       11%     (L)     2,570,379          2,570,379
                                               11%     (M)     8,814,621          8,814,621
                                               14%     (M)     1,000,000          1,000,000
                                                            ------------       ------------

                                                            $ 13,585,000       $ 21,202,000
                                                            ============       ============

        (L)    Ground lease                 (G)    Ground leasehold interest

        (M)    Mortgage loan

                                                                 December 31,
                                                         1996                1995
                                                     ------------        -----------
    Cash invested                                    $  13,585,000      $  21,202,000

    Unamortized
      acquisition costs and fees, net                       18,677             64,100

    Accrued ground lease and
      mortgage loan receivables                             92,467            268,802

    Cost recovery allowance                                     -             (61,156)

    Valuation allowance for
      impaired mortgage loans                             (800,000)        (3,898,000)
                                                     -------------      -------------
                                                     $  12,896,144      $  17,575,746
                                                     ==============     =============

      Ground leases have terms of sixty to seventy-five years and provide for additional rent equal to a percentage, ranging from 60% to 75%, of gross revenues in excess of a base amount from the rental of the buildings situated on the land. Percentage rent totaled $414,000, $560,123, and $647,229 in 1996, 1995, and 1994, respectively. The Partnership is also entitled to that same percentage of the net proceeds from the sale of the entire property after it has recovered its cash investment in the land and mortgage loan and, for the Case Communications Building, after payment to the ground lessee of an amount equal to its cost of any capital improvements made during the lease term. The lease agreements require the lessee to pay all operating expenses related to the subject land.

        Generally, interest on the mortgage loans is payable monthly. The loans are secured by first mortgages on the buildings, a second mortgage on the Case Communications Building, and by the ground leasehold interests. The Columbia and Case Communications loans have matured. In October 1996, the Partnership reached an agreement in principle with the borrowers, whereby the maturity dates will be extended to December 1997. In addition, the fixed interest and ground rental payments will be reduced, but the Partnership's rate of participation in revenue from the underlying properties will be increased effective January 1, 1997. The agreements will also allow the Partnership to cause a sale of the respective properties.

        Sale of Elkridge Buildings

        One of the two Elkridge buildings was sold on May 14, 1996. The second building was sold on December 20, 1996. The net proceeds received by the Partnership were used to repay the ground lease investment and the carrying value of the mortgage loan. Since the mortgage loan was impaired, its carrying value had been previously reduced to estimated fair market value, less anticipated costs of sale and thus no gain of loss on the sale was recognized. The total valuation allowance was $476,377, including $91,377 provided in 1996, which included a disposition fee of $70,848 payable to the advisor. On January 30, 1997, the Partnership made a capital distribution to the limited partners in the aggregate amount of $2,233,755 ($55.96 per limited partnership unit).

        Sale of Susana Corporate Center

        The Susana Corporate Center in Los Angeles, California was sold on October 23, 1996. The net proceeds received by the Partnership were used to repay the ground lease investment and the carrying value of the mortgage loan. Since the mortgage loan was impaired, its carrying value had been previously reduced to estimated fair market value, less anticipated costs of sale and thus no gain or loss on the sale was recognized. The total valuation allowance was $2,604,332, including $191,332 provided in 1996, which included a disposition fee of $87,000 payable to the advisor. On January 30, 1997, the Partnership made a capital distribution to the limited partners in the aggregate amount of $2,709,965 ($67.89 per limited partnership unit).

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

        Valuation Allowance

        The activity in the valuation allowance during 1995 and 1996, together with the related recorded and carrying values of the impaired mortgage loans at the beginning and end of each year, are summarized in the table below.


                                        Recorded          Valuation         Carrying
                                         Value            Allowance          Value
                                       ----------        -----------      -----------
Balance at January 1, 1995          $   5,787,874     $  (2,470,000)   $    3,317,874
                                    =============     =============    ==============

Decrease in estimated fair
  market value of collateral, net                          (328,000)

Additional impaired loan                                 (1,100,000)
                                                       ------------
Balance at December 31, 1995           15,619,235        (3,898,000)       11,721,235
                                    =============      ============    ==============

Increase in estimated fair
  market value of collateral, net                            17,291

Sale of collateral                                        3,080,709
                                                       ------------
Balance at December 31, 1996        $   9,907,088      $   (800,000)   $    9,107,088
                                    =============      ============    ==============

        The entire valuation allowance at December 31, 1996 is attributable to Case Communications. Ground rent and interest payments from the Case Communications Building, however, continue to be made in accordance with contractual terms. During 1996, the carrying value of the Case Communications collateral increased which resulted in a $300,000 reduction to the valuation allowance. This was substantially offset by impairment provisions of $282,709 related to Elkridge and Susana. At December 31, 1995 the valuation allowance is attributable as follows:

Elkridge - $385,000; Susana Corporate Center - $2,413,000; Case Communications - $1,100,000.

        The average recorded value of the impaired mortgage loans did not differ materially from the balances at the end of each period, except for the addition of Case Communications in the fourth quarter of 1995 and the reduction due to sales in 1996.

NOTE 4 - INVESTMENTS IN PROPERTIES
----------------------------------

        The Willows Shopping Center investment (the "Willows"), acquired in 1984, is owned jointly with an affiliate of the Partnership (the "Affiliate"); the Partnership has a 75% ownership share. The ground lessee/mortgagor stopped paying interest on the mortgage loan as of March 1990. As a result, the Partnership and its Affiliate began foreclosure proceedings to take possession of the property. A protracted series of legal interactions ensued, including the filing of an involuntary bankruptcy petition by the second leasehold mortgagee. In June 1991, the Partnership and its Affiliate sold the mortgage note to the original owner of the Willows, who in turn undertook and completed the foreclosure action. The Partnership and its Affiliate received a new mortgage note; the principal related to the Partnership's share is $11,147,406. The note bears interest at 9.323% per annum, payable monthly, however it may accrue with interest compounded at 11%. The loan matures on June 18, 2001. The original owner also assumed the ground lease. The ground lease provides for annual rental payments to the Partnership of $412,500. Rental payments were accruable through June 1996, with interest compounding at 11% however, the Partnership has permitted additional accrual beyond that date as it evaluates various alternatives. The ground lease also provides for participation rentals at 70% of gross revenues in excess of a base amount to the Partnership and its Affiliate. Under this investment arrangement, the Partnership and its Affiliate are bearing substantial economic risks of ownership; accordingly, the investment is being accounted for as a jointly owned property.

        In connection with a major renovation of the property, on January 1, 1995, the Partnership and its Affiliate committed to make a construction loan to the ground lessee in the amount of $2,500,000. This loan is also being accounted for as an investment in property. The Partnership's share is $1,875,000, of which $927,540 has been funded as of December 31, 1996. Interest accrues at 11% compounded monthly; debt service payments began on January 1, 1996, including principal payments based upon a 15-year amortization schedule. The note matures on December 31, 1997. In addition, the ground lease was amended, whereby after January 1, 1996, the Partnership and the Affiliate may, at their sole discretion, offer the entire property for sale.

        At December 31, 1996 and 1995, the Partnership's proportionate share of the carrying value of the property was comprised of land at $3,750,000, and building and improvements of $13,045,323 and $11,641,902, respectively, (net of accumulated depreciation of $2,906,746 and $2,270,683, respectively). The buildings are being depreciated on a straight-line basis with an estimated useful life ranging from 20 to 25 years.

        The Partnership's proportionate share of future minimum rentals under noncancelable operating leases are: $2,037,750 in 1997; $2,025,000 in 1998; $1,985,250 in 1999; $1,889,250 in 2000; $1,773,750 in 2001; and $10,967,250
thereafter.

NOTE 5 - INCOME TAXES
---------------------

        The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:


                                                    Year ended December 31,
                                         ---------------------------------------------
                                               1996            1995           1994
                                             --------       ---------      ---------
Net income per financial
   statements                             $  3,108,675    $  1,710,797    $   2,340,707
Timing differences:
   Ground rent and mortgage
      loan interest (1)                      1,800,239       1,779,246        1,518,282
   Valuation allowances                         17,291       1,428,000          800,000
   Loss on sale                             (3,919,175)              -               -
                                          ------------    -------------   ------------
Taxable income                            $  1,007,030    $   4,918,043   $   4,658,989
                                          ============    =============   =============

 (1) Represents additional contractual revenue recognized for tax purposes related to the Willows Shopping Center, Elkridge, and Susana Corporate Center.

NOTE 6 - PARTNERS' CAPITAL
--------------------------

        Allocations of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partner. Cash distributions are made quarterly.

        Net sales proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partner. As a result of such transactions the adjusted capital contribution per limited partnership unit was reduced from $1,000 to $940 during 1985 and further reduced to $889.89 during 1994. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partner is allocated at least 1%. Income or losses from a sale, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partner.

NOTE 7 - SUBSEQUENT EVENT
-------------------------

        Distributions of cash from operations relating to the quarter ended December 31, 1996 were made on January 30, 1997 in the aggregate amount of $627,786 ($15.57 per limited partnership unit). Additionally, a capital distribution of $4,943,720 ($123.85 per limited partnership unit) was made from the proceeds of the Elkridge and Susana Corporate Center sales.

                    NEW ENGLAND LIFE PENSION PROPERTIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                                                                    SCHEDULE III

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1996

                                                              Initial Costs to
                                                                 Partnership
                                            --------------------------------------------------

                                             Encum -                             Buildings &
Description                                 brances             Land           Improvements
-----------                                 -------        --------------      ---------------
Industrial Building
 Columbia, Maryland                         Note A               140,250             --

75% Interest in Shopping
 Center
 Concord, California                        Note A             3,750,000            9,841,798

Research and Development
 Buildings
 Columbia, Maryland                         Note A             2,618,087             --

                                            ------------------------------------------------------

                   Total                                      $6,508,337           $9,841,798
                                            ======================================================

                                              Costs Capitalized          Gross amount at which
                                             to Aquisitions            Carried at Close of Period
                                             ---------------------------------------------------------

                                             Improve -                                   Buildings &
Description                                      ments                  Land           Improvements
-----------                                  -------------         --------------      ---------------
Industrial Building
 Columbia, Maryland                               --                     140,250             --

75% Interest in Shopping
 Center
 Concord, California                            6,110,271              3,750,000           15,952,069

Research and Development
 Buildings
 Columbia, Maryland                               --                   2,618,087             --

                                           -----------------------------------------------------------

                   Total                       $6,110,271             $6,508,337          $15,952,069
                                           ===========================================================


                                                                  Accumulated
                                                                Depreciation            Date          Depreciable
Description                                     Total           & Amortization       Acquired              Life
-----------                                 --------------      ---------------      -----------      --------------
Industrial Building
 Columbia, Maryland                               140,250             --               06/29/84             --

75% Interest in Shopping
 Center
 Concord, California                           19,702,069           (2,906,746)        07/30/84 (L)   25 years
                                                                                       06/18/91 (B)
Research and Development
 Buildings
 Columbia, Maryland                             2,618,087              (31,781)        05/02/85             --

                                           -------------------------------------------------------------------------

                   Total                      $22,460,406          ($2,938,527)
                                           =========================================================================
                                                                                        (L) Land
                                                                                        (B) Buildings & Improvements


Notes:

(A) All senior mortgages on the properties are held by New England Life Pension Properties II

(B) The Concord, California investment was accounted for as a jointly-owned property effective June 1991


Reconciliation of real estate owned:

               Balance at beginning of period              $22,565,670
                     Acquisitions                            2,049,486
                     Dispositions                           (2,154,750)
                                                        ---------------
               Balance at end of period                    $22,460,406
                                                        ===============




               Accumulated depreciation
                 at beginning of year                       $2,299,292
               Depreciation expense 1996                       636,063
               Amortization expense 1996                         3,172
                                                        ---------------

               Accumulated depreciation at end of year:     $2,938,527
                                                        ===============

  03/28/97           NEW ENGLAND LIFE PENSION PROPERTIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                                                                     SCHEDULE IV
                         MORTGAGE LOANS ON REAL ESTATE
                            AS OF DECEMBER 31, 1996

                                                                    Final              Periodic
                                               Interest           Maturity              Payment
Description                                      Rate               Date                 Terms
-----------                                 ---------------      -----------        ---------------
Industrial Building                                                                    Interest
 Columbia, Maryland                                  12.00%        06/29/94             Monthly
                                            (See Note 3)                               Principal
                                                                                      at Maturity

Research and Development
 Buildings                                           11.00%                            Interest
 Columbia, Maryland                         (See Note 3)           05/01/95             Monthly
                                                                                       Principal
                                                                                      at Maturity


                                                     14.00%                            Interest
                                            (See Note 3)           05/01/95             Monthly
                                                                                       Principal
                                                                                      at Maturity

                                            -------------------------------------------------------

                   Total
                                            =======================================================


                                                                                          Cost
                                                Prior           Face Amount             Recovery
Description                                     Liens           of Mortgage             Allowance
-----------                                  -----------      ---------------      -------------------
Industrial Building
 Columbia, Maryland                              --                1,062,500               --



Research and Development
 Buildings
 Columbia, Maryland                              --                8,814,621               --





                                                 --                1,000,000               --

                                          --------------------------------------------------------------

                   Total                                         $10,877,121                       $0
                                          ==============================================================

                                                 Valuation
                                                 Allowance                 Accrued                 Deferred             Carrying
                                               for Impaired               Interest                Aquisition            Amount of
Description                                   Mortgage Loans             Receivable                   Fee               Mortgage
-----------                                 -------------------      -------------------      -------------------    --------------
Industrial Building
 Columbia, Maryland                                 --                       --                       --                 $1,062,500


Research and Development
 Buildings
 Columbia, Maryland                                   (800,000)            92,467                     --                 $8,107,088



                                                    --                       --                       --                 $1,000,000

                                           ----------------------------------------------------------------------------------------

                   Total                             ($800,000)                 $92,467                       $0        $10,169,588
                                           ========================================================================================



Balance at beginning of period                   $12,691,267
Reclass of accrued interest receivable                92,467
Valuation allowance for impaired mortgage loan        17,291
Amortization                                               0
Dispositions                                      (2,631,437)
                                                ------------
Balance at end of period                         $10,169,588
                                                ============

                             FINANCIAL STATEMENTS
                                  INDEX NO. 2

                   AUDITOR'S REPORT AND FINANCIAL STATEMENTS

                 OF M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
             (REFERRED TO ELSEWHERE HEREIN AS CASE COMMUNICATIONS)

                                                                       PAGE #

Independent Auditor's Report of Wolpoff & Company, LLP..........

Balance Sheet - December 31, 1996 and 1995......................

Statement of Income - For the Years Ended

    December 31, 1996, 1995 and 1994............................

Statement of Partners' Capital - For the Years Ended

    December 31, 1996, 1995 and 1994............................

Statement of Cash Flows - For the Years Ended

    December 31, 1996, 1995 and 1994............................

Notes to Financial Statements...................................

                  M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP

                               FINANCIAL REPORT

                               DECEMBER 31, 1996

                   M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                   ------------------------------------------

                                    CONTENTS
                                    --------

                               DECEMBER 31, 1996
                               -----------------




ACCOUNTANT'S REVIEW REPORT                                                       1

FINANCIAL STATEMENTS

 Statement of Assets, Liabilities and Partners' Capital - Income Tax Basis     2 - 3
 Statement of Revenue and Expenses - Income Tax Basis                              4
 Statement of Changes in Partners' Capital - Income Tax Basis                      5
 Statement of Cash Flows - Income Tax Basis                                        6

 Notes to Financial Statements                                                 7 - 10

ACCOUNTANT'S REPORT ON SUPPLEMENTARY INFORMATION                                 11

SUPPLEMENTARY INFORMATION

 Schedule of Supplemental Ground Rent Calculation                                12

 Schedule of Changes in Partners' Capital - Income Tax Basis                     13

                     [LETTERHEAD OF WOLPOFF & COMPANY, LLP]

To the Partners
M.O.R. XXIX Associates Limited Partnership
Columbia, Maryland

We have reviewed the accompanying statement of assets, liabilities and partners' capital - income tax basis of M.O.R. XXIX Associates Limited Partnership as of December 31, 1996 and 1995, and the related statements of revenue and expenses - income tax basis, changes in partners' capital - income tax basis, and cash flows - income tax basis for the years ended December 31, 1996, 1995 and 1994, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of M.O.R. XXIX Associates Limited Partnership.

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


Baltimore, Maryland
February 14, 1997

                  M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                  ------------------------------------------

   STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL - INCOME TAX BASIS
   -------------------------------------------------------------------------

                                    ASSETS
                                    ------


                                                                                     December 31,
                                                                       -------------------------------------
                                                                            1996                  1995
                                                                       ---------------       ---------------
PROPERTY, AT COST - Notes 1, 3 and 6
        Building and Improvements                                     $4,532,735            $4,532,735
        Tenant Improvements                                            4,343,486             4,343,486
        Deferred Costs                                                 1,026,429             1,016,069
                                                                     ---------------       ---------------
                                                                       9,902,650             9,892,290
        Less Accumulated Depreciation and Amortization                 6,051,751             5,544,315
                                                                     ---------------       ---------------

               PROPERTY, NET                                           3,850,899             4,347,975
                                                                     ---------------       ---------------

OTHER ASSETS
        Cash and Cash Equivalents - Notes 1 and 7                          2,612               133,515
        Property Tax and Insurance Fund                                   47,204                 1,264
        Receivable, Affiliates - Note 4                                  100,040               497,162
        Tenant Receivables                                                48,207                 7,106
                                                                     ---------------       ---------------

               TOTAL OTHER  ASSETS                                       198,063               639,047
                                                                     ---------------       ---------------


                                                                        $4,048,962            $4,987,022
                                                                      ==============        ==============





-----------

See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                  M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                  ------------------------------------------

   STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL - INCOME TAX BASIS
   -------------------------------------------------------------------------

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------


                                                                December 31,
                                                     -------------------------------------
                                                          1996                  1995
                                                     ---------------       ---------------

LIABILITIES
        Mortgages Payable - Note 2                  $9,814,621            $9,814,621
        Accrued Interest Payable                        92,467                92,467
        Payable to Tenant                                4,405                50,064
        Accounts Payable and Accrued Expenses           37,067                32,290
        Accrued Ground Rent                             38,361                 1,318
        Refundable Deposit - Note 5                         -0-              299,963
                                                     ---------------       ---------------

               TOTAL LIABILITIES                     9,986,921              10,290,723

COMMITMENTS AND CONTINGENCY - Notes 3 and 8

PARTNERS' CAPITAL (DEFICIT)                           (5,937,959)           (5,303,701)
                                                   ---------------       ---------------

                                                      $4,048,962            $4,987,022
                                                    ==============        ==============

------------------

See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                  M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                  ------------------------------------------

             STATEMENT OF REVENUE AND EXPENSES - INCOME TAX BASIS
             ----------------------------------------------------



                                                                   Year Ended December 31,
                                                 ----------------------------------------------------------

                                                      1996                  1995                  1994
                                                 --------------        --------------        --------------

REVENUE - Note 5
        Rental Income
            Base Rent                           $1,931,810            $1,940,000            $1,914,667
            Special Rent                           160,000               160,000               160,000
            Operating Expense Reimbursement        180,765               183,934               146,032
                                               --------------        --------------        --------------
                                                 2,272,575             2,283,934             2,220,699
        Interest and Other Income                    7,910                28,533                14,570
                                                 --------------        --------------        --------------

               TOTAL REVENUE                     2,280,485             2,312,467             2,235,269
                                                --------------        --------------        --------------

OPERATING EXPENSES
        Property Taxes                             186,202               187,073               186,638
        Reimburse to Tenant - Note 5               100,037                    -0-                   -0-
        Management Fees - Note 4                    80,963                83,164                27,100
        Legal and Accounting                         3,767                 4,190                 3,734
        General and Administrative                     708                 4,038                 2,781
        Bad Debts                                      541                    -0-                   -0-
                                                 --------------        --------------        --------------

               TOTAL OPERATING EXPENSES            372,218               278,465               220,253
                                                 --------------        --------------        --------------

OPERATING INCOME                                 1,908,267             2,034,002             2,015,016
                                                 --------------        --------------        --------------

MORTGAGE INTEREST AND GROUND RENT -
    Notes 2 and 3
        Mortgages                                1,109,608             1,109,608             1,109,608
        Ground Rent                                713,435               718,830               702,144
                                                 --------------        --------------        --------------
                                                 1,823,043             1,828,438             1,811,752
                                                 --------------        --------------        --------------

INCOME BEFORE DEPRECIATION AND AMORTIZATION         85,224               205,564               203,264

DEPRECIATION AND AMORTIZATION                     (507,436)             (525,263)             (567,966)
                                                 --------------        --------------        --------------


NET LOSS                                          $ (422,212)           $ (319,699)           $ (364,702)
                                                  =============         =============         =============

----------------

See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                  M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                  ------------------------------------------

         STATEMENT OF CHANGES IN PARTNERS' CAPITAL - INCOME TAX BASIS
         ------------------------------------------------------------



                                                                                         Year Ended December 31,
                                                                      --------------------------------------------------------------

                                                                           1996                   1995                    1994
                                                                      ---------------       ----------------        ----------------
CAPITAL CONTRIBUTIONS                                                  $   1,000             $    1,000              $    1,000
                                                                      ---------------       ----------------        ----------------

REDEMPTION OF PARTNER'S INTEREST - Note 6                                259,800                259,800                 259,800
                                                                      ---------------       ----------------        ----------------

DISTRIBUTIONS
        Prior Years                                                     (914,624)              (744,927)               (540,714)
        Current Year                                                    (212,046)              (169,697)               (204,213)
                                                                      ---------------       ----------------        ----------------
                                                                      (1,126,670)              (914,624)               (744,927)
                                                                      ---------------       ----------------        ----------------

ACCUMULATED LOSSES
        Prior Years                                                   (4,649,877)            (4,330,178)             (3,965,476)
        Current Year                                                    (422,212)              (319,699)               (364,702)
                                                                      ---------------       ----------------        ----------------
                                                                      (5,072,089)            (4,649,877)             (4,330,178)
                                                                      ---------------       ----------------        ----------------


TOTAL PARTNERS' CAPITAL (DEFICIT)                                      $(5,937,959)          $ (5,303,701)           $ (4,814,305)
                                                                       ==============        ===============         ===============









--------------

See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                  M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                  ------------------------------------------

                  STATEMENT OF CASH FLOWS - INCOME TAX BASIS
                  ------------------------------------------



                                                                                         Year Ended December 31,
                                                                  ------------------------------------------------------------------
                                                                      1996                       1995                      1994
                                                                  -------------              -------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                          $   (422,212)          $      (319,699)           $    (364,702)
                                                                   ------------           ---------------            -------------
 Adjustments to Reconcile Net Loss to
     Net Cash Provided (Used) by Operating Activities
         Depreciation and Amortization                                   507,436                  525,263                  567,966
         Change in Tenant Receivables                                    (41,101)                  75,085                  (82,191)
         Change in Accounts Payable and Accrued Expenses                   4,777                 (52,564)                   64,924
         Change in Payable to Tenant                                     (45,659)                 29,280                   (37,227)
         Change in Accrued Interest Payable                                 -0-                     -0-                     92,467
         Change in Accrued Ground Rent                                    37,043                 (41,506)                 (177,477)
         Change in Prepaid Expenses                                         -0-                     -0-                     21,866
                                                                   ------------           ---------------            -------------
              Total Adjustments                                          462,496                 535,558                   450,328
                                                                   ------------           ---------------            -------------
                  Net Cash Provided by Operating Activities               40,284                 215,859                    85,626
                                                                   ------------           ---------------            -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Tenant Improvements and Deferred Costs                                  (10,360)               (39,278)                    (1,604)
 Change in Property Tax and Insurance Fund                               (45,940)                39,086                      1,523
 Change in Receivable, Affiliates                                        397,122               (120,616)                   324,378
 Change in Refundable Deposit                                           (299,963)                 -0-                         -0-
                                                                   ------------           ---------------            -------------

                  Net Cash Provided (Used) by Investing Activities        40,859               (120,808)                   324,297
                                                                   ------------           ---------------            -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to Partners                                              (212,046)              (169,697)                 (204,213)
                                                                   ------------           ---------------            -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (130,903)               (74,646)                  205,710

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             133,515                208,161                     2,451
                                                                   ------------           ---------------            -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                  $  2,612          $     133,515               $   208,161
                                                                   =============          =============              ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash Paid During the Year for Interest                             $  1,109,608         $    1,109,608               $ 1,017,140
                                                                   =============          ===============            ============

_______________

See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                   M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                   ------------------------------------------

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                               DECEMBER 31, 1996
                               -----------------



Note 1  -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization
       ------------
         M.O.R. XXlX Associates Limited Partnership (the Partnership) was formed in November 1984 pursuant to an agreement under the Maryland Uniform Limited Partnership Act.

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

       Interest Expense
       ----------------
         Interest expense and real property taxes incurred during the construction period were capitalized as a deferred cost and were amortized over a 10-year period.

       Depreciation
       ------------
         Building costs are being depreciated using the Accelerated Cost Recovery System (19 years, straight-line) for costs incurred prior to December 31, 1986, and the Modified Accelerated Cost Recovery System (31.5 and 39 years, straight-line) for costs incurred after 1986.

       Amortization
       ------------
       Various deferred costs are being amortized as follows:

                                                           Amortization
                                           Amount             Period
                                         -----------      --------------

          Construction Period
            Interest and Taxes            $  485,129      Fully Amortized
          Leasing Commissions                426,321           10 Years
          Permanent Mortgage Costs           114,980      Fully Amortized
                                         -----------
                                          $1,026,430
                                         ===========


       Income Taxes
       ------------
         Partnerships are not subject to income taxes. The individual partners are required to report their respective shares of partnership income or loss and other tax items on their individual income tax returns.

                   M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                   ------------------------------------------

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                               DECEMBER 31, 1996
                               -----------------


Note 1 - Use of Estimates
         ----------------
(Cont.) The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

Note 2 - FINANCING

         Mortgage Debt
         -------------

         Mortgage financing was provided by New England Life Pension Properties II in the amount of $9,814,621, through two separate nonrecourse mortgages. The first mortgage originated May 1, 1985, in the amount of $8,814,621. The second mortgage was fully funded during 1986 in the amount of $1,000,000. Pertinent information regarding these mortgages is as follows:

                                                         First Mortgage  Second Mortgage
                                                         --------------  ---------------

                 Outstanding Balance, December 31, 1996     $8,814,621      $1,000,000
                 Interest Rate                                  11%             14%
                 Payment Constant                          Interest Only   Interest Only
                 Original Term                               10 Years         9 Years
                 Maturity Date                              May 1, 1995     May 1, 1995
                 Amount Due at Maturity                      $8,814,621      $1,000,000

         An agreement in principle was reached with the mortgage provider, whereby the terms of the mortgages were extended through December 31, 1996. Effective January 1, 1997, both mortgages were amended to reduce the interest rate to 9.5% and extend the maturity dates to December 31, 1997. Also see Note 3.

Note 3 - LAND SALE AND LEASEBACK

         In 1985 the Partnership sold its land to New England Life Pension Properties II for $2,385,379 and entered into a land lease with a term of 60 years. The annual base rent is $262,392. The lease provides for supplemental rent equal to 65.864% of the gross receipts of the property which are in excess of $1,247,000. For this purpose the special tenant rent amounting to $160,000 annually is not included in gross receipts. The remaining minimum annual land lease payments total $12,857,208 for 1997 through 2045. An agreement in principle was reached with the land lessor, whereby, effective January 1, 1997, the annual base rent was reduced to $226,611 and the supplemental rent was adjusted to 80% of gross receipts, as defined, in excess of $1,237,560.

         The total ground rent for 1996, 1995 and 1994 is as follows:

                                    1996           1995            1994
                                  ---------      --------       ---------

            Basic Annual Rent     $262,392       $262,392        $262,392
            Supplemental Rent*     451,043        456,438         439,752
                                  ---------      --------       ---------

                                  $713,435       $718,830        $702,144
                                  =========      ========       =========

    * See Schedule of Supplemental Ground Rent Calculation.

                   M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                   ------------------------------------------

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                               DECEMBER 31, 1996
                               -----------------


Note 4 - RELATED PARTY TRANSACTIONS

         The Partnership has various contractual arrangements with Manekin Corporation, an entity affiliated with certain partners.

         Management Fees
         ---------------

         The Partnership has entered into an agreement with Manekin Corporation to act as management agent for the property. The management agreement provided for management fees equal to 1% of rents and tenant expense billings. On January 1, 1995, the management fee was increased to 3%. For 1996, 1995 and 1994, management fees of $80,963, $83,164 and
         $27,100, respectively, were incurred.

         Receivable, Affiliates
         ----------------------

         The Partnership participates in a central disbursing cash account with various entities affiliated with the Partnership. As of December 31, 1996 and 1994, the Partnership's share of the cash account was $100,040 and $493,094, respectively, and is reflected as receivable, affiliates. The funds earn interest at the applicable federal rate. As of December 31, 1995, other receivables from affiliates amounted to $4,068.

         The majority of the Partnership's cash is held in one commercial bank. Periodically, during the year, the balance may have exceeded the FDIC insurance limitation.

Note 5 - LEASE

         During 1989 the building was 100% leased to Case/Datatel, Inc., which in December 1989 vacated the building and entered into a re-lease agreement with the Partnership. As a condition to the re-lease, Case/Datatel, Inc. agreed to pay rent during the new tenant's (U.S. Government) rent-free period and to make a deposit of $299,963 with the Partnership. Case/Datatel, Inc. also agreed to prepay property taxes in the amount of $100,037, which would be refunded in the event the U.S. Government remained through the lease term of February 29, 1996. The deposit is refundable at the earlier of termination of the U.S. Government's lease or February 29, 1996. In addition, Case/Datatel, Inc. is responsible for all the terms and obligations of the lease should the U.S. Government cause its lease to be terminated prior to February 29, 1996.

         Effective January 1, 1990, the U.S. Government leased the entire building for a base rent plus operating expenses and real estate taxes. The base rent increases every March 1. Effective March 1, 1995, the annual rental amount is $2,048,000. The lease automatically renews annually until October 31, 1996. The U.S. Government has the option to renew beyond October 31, 1996, for five 1-year periods at the prevailing market rate. As of December 31, 1996, an extension of the U.S. Government lease was being negotiated. Included in the annual rent is $160,000 of special rent associated with tenant improvements initially required by Case/Datatel, Inc.

Note 6 - BASIS ADJUSTMENT

         On December 18, 1986, the Partnership redeemed a partner's interest in the partnership. Concurrently, the basis of the Partnership's real property was adjusted pursuant to (S)734 of the Internal Revenue Code. The increase in basis was $259,800.

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


Baltimore, Maryland
February 14, 1997

                  M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                  ------------------------------------------

               SCHEDULE OF SUPPLEMENTAL GROUND RENT CALCULATION
               ------------------------------------------------



                                                   Year Ended December 31,
                                       -----------------------------------------

                                            1996               1995                  1994
                                         -----------       -------------        --------------

GROSS RENT RECEIPTS                       $   1,931,810     $    1,940,000      $    1,914,667

BASE                                          1,247,000          1,247,000           1,247,000
                                          -------------     --------------      --------------
GROSS RENT RECEIPTS IN EXCESS OF BASE           684,810            693,000             667,667

APPLICABLE PERCENTAGE                            65.864%            65.864%            65.864%
                                          -------------     --------------      --------------

SUPPLEMENTAL GROUND RENT                  $     451,043     $       456,438      $    439,752
                                          ==============    ===============     ==============








---------------------
See Accountant's Report on Supplementary Information.

                  M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                  ------------------------------------------

          SCHEDULE OF CHANGES IN PARTNERS' CAPITAL - INCOME TAX BASIS
          -----------------------------------------------------------

                         YEAR ENDED DECEMBER 31, 1996
                         ----------------------------



                                                           Partners'                                                   Partners'
                                         Partners'         Capital                         Current Year                Capital
                                       Ownership           (Deficit)                                                   (Deficit)
                                       Percentage          12/31/95           Distributions          Net Loss          12/31/96
                                       -----------        ------------      ---------------          ----------      -----------
GENERAL PARTNER
        RA & DM, Inc.                       1.00%          $    (53,036)      $   (2,120)           $    (4,302)   $     (59,458)

LIMITED PARTNER
        MRU Limited Partnership            99.00%            (5,250,665)          (209,926)            (425,939)       (5,886,530)
                                        ----------         -------------        -----------          -----------    -------------

                                          100.00%          $ (5,303,701)       $  (212,046)         $  (430,241)   $   (5,945,988)
                                       ============        =============      =============         ============   ==============



-------------------

See Accountant's Report on Supplementary Information.

                                 EXHIBIT INDEX
                                 -------------


Exhibit                                                                                  Page
Number                           Exhibit                                                Number
-------                          -------                                                ------
4.      Amended and Restated Agreement of Limited Partnership * of New England
        Life Pension Properties II; A Real Estate Limited Partnership (filed as
        Exhibit 28A to Form 8-K dated June 15, 1984, as filed with the
        Commission on June 25, 1984).

10A.    Form of Escrow Deposit Agreement among the Registrant,                            *
        NEL Equity Services Corporation and The Bank of Boston
        (filed as Exhibit 10A to the Registrant's Registration
        Statement on Form S-11, file no. 2-86659 [the "Registration
        Statement"]).

10B.    Form of Advisory Contract between the Registrant and                              *
        Copley Real Estate Advisors, Inc. (filed as Exhibit 10B
        to the Registration Statement).

10C.    Confirmatory Ground Sublease, dated as of June 29, 1984,                          *
        between the Registrant, as Lessor, and Columbia Warehouse
        Limited Partnership ("Columbia"), as Lessee [filed as
        Exhibit 10D to Post-Effective Amendment No. 1 to the
        Registration Statement, dated August 23, 1984
        ("Post-Effective Amendment No. 1")].

10D.    Promissory Note, dated June 29, 1984, in the principal amount                     *
        of $1,062,500 from Columbia to the Registrant (filed as
        Exhibit 10E to Post-Effective Amendment No. 1).

10E.    Deed of Trust, dated June 29, 1984, by and between Columbia                       *
        and the Trustees named therein (filed as Exhibit 10F to Post-
        Effective Amendment No. 1.).

10F.    Confirmatory Ground Lease, dated as of June 29, 1984                              *
        between the Registrant, as Lessor, and Dorsey  Associates
        ("Dorsey"), as Lessee (filed as Exhibit 10G to Post-
        Effective Amendment No. 1.).

10G.    Promissory Note, dated June 29, 1984, in the principal amount of                  *
        $2,062,500 from Dorsey to the Registrant (filed as Exhibit 10H to Post Effective Amendment No. 1).

10H.    Deed of Trust, dated June 29, 1984, by and between Dorsey and                     *
        the Trustees named therein (filed as Exhibit 10I to Post- Effective
        Amendment No. 1).

10I.    Deed of Trust and Security Agreement, dated as of July 30, 1984,                  *
        among Willows Concord Venture, as Grantor, El Camino

        Title Company, as Trustee, and New England Life Pension Properties; A
        Real Estate Limited Partnership and the Registrant, as Beneficiaries
        (filed as Exhibit 28.1 to Form 8-K dated July 29, 1984, as filed with the Commission on August 4, 1984).

10J.    Ground Lease dated as of July 30, 1984, between Willows Concord                   *
        Venture, as Lessee, and New England Life Pension Properties; A
        Real Estate Limited Partnership and the Registrant, as Lessors
        (filed as Exhibit 28.2 to Form 8-K dated July 29, 1984, as filed with the Commission on August 14, 1984).


Exhibit                                                                                Page
Number                                      Exhibit                                   Number
-------                                     -------                                   ------
10K.    Ground Lease dated as of December 21, 1984, between the                         *
        Registrant, as Lessor, and Susana Partners '82 ("Susana")
        as Lessee (filed as Exhibit 10(i)a to Form 8-K dated February
        4, 1985, as filed on or about February 15, 1985, as amended).

10L.    Deed of Trust and Security Agreement dated as of December 21, 1984,             *
        among the Registrant, as Grantee, Susana, as Grantor, and First American
        Title Insurance Company, as Trustee (filed as Exhibit 10(i)b to Form 8-K dated February 15, 1985, as amended).

10N.    Mortgage and Security Agreement, dated as of September 26, 1985, by             *
        and between Oxford Place Apartments Limited Partnership, Mortgagor, and
        the Registrant, Mortgagee, in the amount of $4,250,000.

10O.    Promissory Note, dated as of September 26, 1985, in the principal               *
        amount of $4,250,000 from the Registrant to Oxford Place Apartments
        Limited Partnership.

10P.    Ground Lease dated as of September 26, 1985 between the Registrant, as          *
        Landlord and Oxford Place Apartments Limited Partnership, as Tenant.

10Q.    Contract of Sale dated as of September 26, 1985, by and between                  *
        Oxford Apartments Limited Partnership, Seller, and the Registrant,
        Purchaser.

10R.    Letter Agreement between New England Life Pension Properties;                    *
        A Real Estate Limited Partnership, the Registrant and Willows
        Concord Venture dated June 14, 1991.

10S.    Promissory Note dated July 14, 1991 in the principal amount of                   *
        $14,863,206.38 from Willows Concord Venture to New England
        Life Pension Properties; A Real Estate Limited Partnership
        and the Registrant.

10T.    Assignment of Note and Liens Including Deed of Trust dated as                    *
        of June 13, 1991 by New England Life Pension Properties; A
        Real Estate Limited Partnership and the Registrant to Willows
        Concord Venture.

10U.    Assignment of VMS Loan Documents dated June 14, 1991 by                          *
        Willows Concord Venture to New England Life Pension Properties;
        A Real Estate Limited Partnership and the Registrant.

10V.    Deed of Trust and Security Agreement dated June 13, 1991 between                *
        Willows Concord Venture, as Trustor; Chicago Title Company, as Trustee;
        and New England Life Pension Properties; A Real Estate Limited
        Partnership and the Registrant, as Beneficiary.

10W.    Assignment of Leases and Rents dated June 13, 1991 by Willows                   *
        Concord Venture to New England Life Pension Properties;
        A Real Estate Limited Partnership and the Registrant.


Exhibit                                                                                Page
Number                           Exhibit                                              Number
-------                          -------                                              ------
10X.    Amended and Completely Restated Ground Lease dated effective                    *
        as of June 18, 1991 between Registrant, New England Life
        Pension Properties II; A Real Estate Limited Partnership
        and Willows Concord Venture.

10Y.    Amended and Restated Secured Promissory Note effective as of June 14,           *
        1991, in the principal amount of $14,863,206.38 from Willows Concord
        Venture to the Registrant and New England Life Pension Properties II; A
        Real Estate Limited Partnership.

10Z.    Modification Agreement and First Amendment to Loan Documents dated              *
        August 13, 1991, by and between Willows Concord Venture, the Registrant and New England Life Pension Properties II; A Real Estate Limited
        Partnership.

10AA.   Modification Agreement and Second Amendment to Loan Documents dated             *
        September 12, 1991, by and between Willows Concord Venture, the
        Registrant and New England Life Pension Properties II; A Real Estate
        Limited Partnership.

10BB.   Modification Agreement and Third Amendment to Loan Documents dated              *
        October 15, 1991, by and between Willows Concord Venture, the Registrant and New England Life Pension Properties II; A Real Estate Limited
        Partnership.

10CC.   Fourth Amendment to Loan Documents dated December 17, 1992 by and               *
        between Willows Concord Venture Registrant and New England Life Pension
        Properties II; A Real Estate Limited Partnership.

10DD.   Special Warranty Deed by and between Registrant, Grantor, and Oxford            *
        Place Apartments Limited Partnership, Grantee, dated December, 1993.

10EE.   Agreement to Cause Early Expiration of Term of Ground Lease by and              *
        between Oxford Place Apartments Limited Partnership and Registrant dated as of December 29, 1993.

10FF.   Discharge of Mortgage and Security Agreement executed by Registrant,            *
        dated December, 1993.

10GG.   Termination of Collateral Assignment of Lease or Leases executed by             *
        Registrant, dated December, 1993.

10HH.   Consent letter given by Registrant regarding sale of property dated             *
        December 29, 1993.

10II.   Construction Loan Agreement dated January 1, 1996 by and between                *
        Willows Concord Venture, A California Limited Partnership as Borrower,
        and New England Life Pension Properties II; A Real Estate Limited
        Partnership as Lender.

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

                                       NEW ENGLAND LIFE PENSION PROPERTIES II;
                                       A REAL ESTATE LIMITED PARTNERSHIP

Date:   March 31, 1997                      By:    /s/ Joseph W. O'Connor
                                                   ----------------------
                                                   Joseph W. O'Connor
                                                   President of the
                                                   General Partner

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                         Title                            Date


 /s/    Joseph W. O'Connor          President, Principal         March 31, 1997
-----------------------------       Executive Officer and
        Joseph W. O'Connor          Director of the
                                    General Partner



 /s/    Daniel C. Mackowiak         Principal Financial and      March 31, 1997
-----------------------------       Accounting Officer of the
        Daniel C. Mackowiak         General Partner



 /s/    Daniel J. Coughlin          Director of the              March 31, 1997
-----------------------------       General Partner
        Daniel J. Coughlin



 /s/    James J. Finnegan           Director of the              March 31, 1997
-----------------------------       General Partner
        James J. Finnegan