Form 10-Q
period 1997-03-31
NEW ENGLAND LIFE PENSION PROPERTIES II
filed 1997-05-12
CIK 728525

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

For Quarter Ended March 31, 1997                  Commission File Number 0-13323


                    NEW ENGLAND LIFE PENSION PROPERTIES II;
                       A REAL ESTATE LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)



     Massachusetts                                         04-2803902
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     225 Franklin Street, 25th Fl.
     Boston, Massachusetts                                 02110
(Address of principal executive offices)                (Zip Code)

              Registrant's telephone number, including area code:
                                 (617) 261-9000


--------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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


                                   FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1997

                                     PART I

                             FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEET
(Unaudited)

                                          March 31, 1997  December 31, 1996
                                          --------------  -----------------
ASSETS

Real estate investments:
   Ground leases and mortgage loans,
       net                                   $12,895,351     $12,896,144
   Property, net                              16,623,499      16,795,323
   Deferred leasing costs and
       other assets, net                         825,851         809,629
                                             -----------     -----------
                                              30,344,701      30,501,096


Cash and cash equivalents                      3,697,023       7,877,668
Short-term investments                         1,390,389       1,912,918
Interest and rent receivable                      34,663          46,982
                                             -----------     -----------
                                             $35,466,776     $40,338,664
                                             ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                             $   945,173     $ 1,014,398
Accrued management fee                            56,227          62,089
Deferred disposition fees                        472,312         472,312
                                             -----------     -----------
Total liabilities                              1,473,712       1,548,799
                                             -----------     -----------

Partners' capital:
    Limited partners ($766.04 and $889.89
       per unit, respectively; 110,000
       units authorized, 39,917 units
       issued and outstanding)                33,920,732      38,719,002
    General partner                               72,332          70,863
                                             -----------     -----------
Total partners' capital                       33,993,064      38,789,865
                                             -----------     -----------

                                             $35,466,776     $40,338,664
                                             ===========     ===========

               (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                                          Quarter Ended March 31,
                                             1997        1996
                                         -----------  -----------
INVESTMENT ACTIVITY

Property rentals                          $ 721,627    $ 574,073
Property operating expenses                (218,000)    (258,011)
Depreciation and amortization              (189,846)    (157,144)
                                          ---------    ---------
                                            313,781      158,918

Ground rentals and interest on
  mortgage loans                            482,500      632,483
                                          ---------    ---------
    Total real estate activity              796,281      791,401


Interest on cash equivalents
  and short term investments                 74,262       63,970
                                          ---------    ---------
    Total investment activity               870,543      855,371
                                          ---------    ---------

PORTFOLIO EXPENSES

Management fee                               56,227       62,089
General and administrative                   39,611       50,208
                                          ---------    ---------
                                             95,838      112,297
                                          ---------    ---------


Net Income                                $ 774,705    $ 743,074
                                          =========    =========

Net income per limited partnership
  unit                                    $   19.21    $   18.43
                                          =========    =========

Cash distributions per
  limited partnership unit                $  139.42    $   15.57
                                          =========    =========

Number of limited partnership
  units outstanding during the period        39,917       39,917
                                          =========    =========

               (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(Unaudited)

                               Quarter Ended March 31,
                          1997                         1996
                   --------------------       ----------------------

                   General      Limited       General        Limited
                   Partner     Partners       Partner       Partners
                   -------     --------       -------       --------
Balance at
beginning of
period         $    70,863   $38,719,002    $    64,888   $38,127,446

Cash
distributions       (6,278)   (5,565,228)        (6,278)     (621,508)


Net income           7,747       766,958          7,431       735,643
               -----------   -----------    -----------   -----------

Balance at
end of period  $    72,332   $33,920,732    $    66,041   $38,241,581
               ===========   ===========    ===========   ===========

               (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                                Quarter Ended March 31,
                                             ------------------------------
                                                 1997              1996
                                             ------------      ------------
Net cash provided by operating activities     $   881,760       $  849,623
                                              -----------       ----------

Cash flows from investing activities:
    Capital expenditures on owned property        (13,428)         (16,788)
    Decrease (increase) in short-term
         investments, net                         522,529         (869,105)
                                              -----------       ----------
            Net cash provided by (used in)
            investing activities                  509,101         (885,893)
                                              -----------       ----------

Cash flows from financing activity:
    Distributions to partners                  (5,571,506)        (627,786)
                                              -----------       ----------

            Net decrease in cash and
            cash equivalents                   (4,180,645)        (664,056)

Cash and cash equivalents:
    Beginning of period                         7,877,668        2,731,930
                                              -----------       ----------

    End of period                             $ 3,697,023       $2,067,874
                                              ===========       ==========

               (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

   In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1997 and December 31, 1996 and the results of its operations, its cash flows and changes in partners' capital for the interim periods ended March 31, 1997 and 1996. These adjustments are of a normal recurring nature.

   See notes to financial statements included in the Partnership's 1996 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

   New England Life Pension Properties II; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from Federal income tax. The Partnership commenced operations in June, 1984 and acquired six real estate investments through 1986, three of which have been sold as of March 31, 1997. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the general partner could extend the investment period if it is in the best interest of the limited partners.

NOTE 2 - INVESTMENTS IN GROUND LEASES AND MORTGAGE LOANS
--------------------------------------------------------

   One of the two Elkridge buildings was sold in May 1996, the other was sold in December 1996. The Susana Corporate Center was sold in October 1996. Each of these investments was sold for a price which approximated the Partnership's carrying value, as previously adjusted for valuation allowances. On January 30, 1997, the Partnership made a capital distribution of $4,943,720 ($123.85 per limited partnership unit) from the proceeds of these sales.

   In October 1996, the Partnership reached an agreement in principle with the borrowers on the Oakland and Case Communications mortgage loans which matured in 1994 and 1995, whereby the maturity dates will be extended to December 1997. In addition, effective January 1, 1997, the fixed interest and ground rental payments will be reduced, but the Partnership's rate of participation in revenue from the underlying properties will be increased. The agreements will also allow the Partnership to cause a sale of the respective properties.

   The mortgage loans on Case Communications are impaired, as were the mortgage loans on Elkridge and Susana Corporate Center. Accordingly, a valuation allowance has been established to adjust the carrying value of each loan to its estimated fair market value less anticipated costs of sale. The activity in the valuation allowance during 1996 and 1997, together with the related recorded and carrying values of the impaired mortgage loans at the beginning and end of the respective periods, are as follows:

                                      Recorded     Valuation      Carrying
                                        Value      Allowance       Value
                                     -----------  ------------  ------------

Balance at January 1, 1996           $15,619,235  $(3,898,000)   $11,721,235
                                     ===========  ===========   ============

Balance at March 31, 1996            $15,619,235  $(3,898,000)   $11,721,235
                                     ===========                ============

Increase in estimated fair
  market value of collateral, net                      17,291

Sale of collateral                                  3,080,709
                                                  -----------

Balance at January 1, 1997           $ 9,907,088  $  (800,000)   $ 9,107,088
                                     ===========  ===========   ============

Balance at March 31, 1997            $ 9,907,088  $  (800,000)   $ 9,107,088
                                     ===========  ===========   ============

     The average recorded value of the impaired mortgage loans did not differ materially from the balances at the end of the quarterly periods.

NOTE 3 - SUBSEQUENT EVENTS
--------------------------

     Distributions of cash from operations relating to the quarter ended
March 31, 1997 were made on April 24, 1997 in the aggregate amount of $568,515 ($14.10 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in November, 1984. A total of 39,917 units were sold. The Partnership received proceeds of $36,296,995, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made six real estate investments; three investments have been sold, one in 1993 and two in 1996. Capital of $9,338,981 has been returned to the limited partners as a result of sales and similar transactions, including the distribution on January 30, 1997 whereby the adjusted capital contribution was reduced from $889.89 to $766.04.

     At March 31, 1997, the Partnership had $5,087,412 in cash, cash equivalents and short-term investments, of which $568,515 was used for cash distributions to partners on April 24, 1997; the remainder is primarily being retained as working capital reserves. The Partnership also has a commitment to fund the balance of its share of the renovation of the Willows Shopping Center, which approximates $948,000. The source of future liquidity and cash distributions to partners is expected to be cash generated by the Partnership's real estate investments, and proceeds from the sale of such investments. Distributions of cash from operations for the first quarter of 1997 and 1996 were made at the annualized rate of 7% on the weighted average adjusted capital contribution.

     The carrying value of real estate investments in the financial statements, other than impaired mortgage loans (Case Communications), is at depreciated cost or, if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At
March 31, 1997, the appraised value of each of the Partnership's investments exceeded their related carrying value by an aggregate of approximately $1,137,000. The current appraised value of real estate investments has been estimated by the general partner and is generally based on a correlation of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------

Operating Factors

     One of the two Elkridge buildings was sold in May 1996; the other was sold in December 1996. The Susana Corporate Center was sold in October 1996.

     At March 31, 1997, the Willows Shopping Center was 94% leased, compared to 91% at March 31, 1996. The ground lessee/borrower has substantially completed the full rehabilitation of the Center. The Partnership's share of the remaining cost is approximately $948,000 at March 31, 1997 which largely relates to the renovation of space occupied by a significant anchor tenant which began operating in October 1996.

     Occupancy at the Oakland property declined slightly to 88% during the first quarter of 1997, as a small month-to-month lease was terminated in order to combine two spaces into a larger, more marketable space.

     The Case Communications property continues to be fully occupied by a government agency, whose lease expired in November 1996. The tenant has indicated its intention to renew, although a new lease agreement has not yet been executed. In the meantime, the tenant has been renting the space under the same terms as the original lease.

     The Partnership's mortgage loans on Oakland and Case Communications matured in 1994 and 1995, respectively. In October 1996, the Partnership reached an agreement in principle with the borrowers, whereby the maturity dates will be extended to December 1997. In addition, effective January 1, 1997, the fixed interest and ground rental payments will be reduced, but the Partnership's rate of participation in revenue from the underlying properties will be increased. The agreement will also allow the Partnership to cause a sale of the properties.

Investment Results

     Exclusive of the operating results from Susana Corporate Center in 1996 ($119,233) and Elkridge in 1996 ($30,750), total real estate activity was $796,281 and $641,418 for the quarters ended March 31, 1997 and 1996, respectively. This increase of $154,863, is entirely due to improved operating results at the Willows Shopping Center caused by increased occupancy and lower operating expenses.

     Interest on cash equivalents and short-term investments increased by $10,292, or 16%, due primarily to higher invested balances caused by the temporary retention of proceeds from the Elkridge and Susana sales.

     The increase in operating cash flow of approximately $32,000 between the first quarters of 1996 and 1997 is due to the above mentioned changes in operating results, partially offset by changes in net working capital.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     Management fees decreased between the first quarter of 1996 and 1997 due to a reduction in distributable cash flow. General and administrative expenses for the first quarter of 1997 decreased compared to the first quarter of 1996 primarily due to lower professional fees.

                       NEW ENGLAND PENSION PROPERTIES II;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1997

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.    Exhibits:   None.

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1997.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES II;
                              A REAL ESTATE LIMITED PARTNERSHIP
                                     (Registrant)



May 12, 1997
                              /s/ James J. Finnegan
                              -------------------------------
                                James J. Finnegan
                                Managing Director and General
                                Counsel of General Partner,
                                Copley Properties Company II, Inc.



May 12, 1997
                              /s/ Daniel C. Mackowiak
                              --------------------------------
                                Daniel C. Mackowiak
                                Principal Financial and Accounting
                                Officer of General Partner,
                                Copley Properties Company II, Inc.