Form 10-Q
period 1997-06-30
NEW ENGLAND LIFE PENSION PROPERTIES II
filed 1997-08-14
CIK 728525

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    ----------------------------------------------------------------------

For Quarter Ended June 30, 1997                   Commission File Number 0-13323


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

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1997

                                     PART I

                             FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEETS
(Unaudited)


                                        June 30, 1997  December 31, 1996
                                        -------------  -----------------

ASSETS

Real estate investments:
   Ground leases and mortgage loans,
       net                                $12,894,558        $12,896,144
   Property, net                           16,451,267         16,795,323
   Deferred leasing costs and
       other assets, net                      850,934            809,629
                                          -----------        -----------
                                           30,196,759         30,501,096


Cash and cash equivalents                   3,942,917          7,877,668
Short-term investments                      1,579,430          1,912,918
Interest and rent receivable                   36,051             46,982
                                          -----------        -----------

                                          $35,755,157        $40,338,664
                                          ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                          $   878,407        $ 1,014,398
Accrued management fee                         53,475             62,089
Deferred disposition fees                     472,312            472,312
                                          -----------        -----------
Total liabilities                           1,404,194          1,548,799
                                          -----------        -----------

Partners' capital:
   Limited partners ($766.04 and $889.89
   per unit, respectively; 110,000
   units authorized, 39,917 units
   issued and outstanding)                 34,275,052         38,719,002
   General partner                             75,911             70,863
                                          -----------        -----------
Total partners' capital                    34,350,963         38,789,865
                                          -----------        -----------

                                          $35,755,157        $40,338,664
                                          ===========        ===========


               (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
        (Unaudited)

                                         Quarter Ended     Six Months Ended    Quarter Ended    Six Months Ended
                                         June 30, 1997      June 30, 1997      June 30, 1996     June 30, 1996
                                        --------------     ----------------    -------------    ----------------
INVESTMENT ACTIVITY

Property rentals                          $  823,238          $1,544,865         $ 553,371         $1,127,444
Property operating expenses                 (197,235)           (415,235)         (230,037)          (488,048)
Depreciation and amortization               (189,847)           (379,693)         (174,610)          (331,754)
                                          ----------          ----------         ---------         ----------
                                             436,156             749,937           148,724            307,642
Provision for impaired mortgage loans              -                   -          (310,000)          (310,000)
Ground rentals and interest on
   mortgage loans                            525,266           1,007,766           630,948          1,263,431
                                          ----------          ----------         ---------         ----------
   Total real estate activity                961,422           1,757,703           469,672          1,261,073


Interest on cash equivalents
   and short term investments                 57,672             131,934            69,026            132,996
                                          ----------          ----------         ---------         ----------
   Total investment activity               1,019,094           1,889,637           538,698          1,394,069
                                          ----------          ----------         ---------         ----------

PORTFOLIO EXPENSES

Management fee                                53,475             109,702            62,088            124,177
General and administrative                    39,205              78,816            38,869             89,077
                                          ----------          ----------         ---------         ----------
                                              92,680             188,518           100,957            213,254
                                          ----------          ----------         ---------         ----------

Net Income                                $  926,414          $1,701,119         $ 437,741         $1,180,815
                                          ==========          ==========         =========         ==========
Net income per limited partnership
   unit                                   $    22.98          $    42.19         $   10.86         $    29.29
                                          ==========          ==========         =========         ==========

                                         Quarter Ended     Six Months Ended    Quarter Ended    Six Months Ended
                                         June 30, 1997      June 30, 1997      June 30, 1996     June 30, 1996
                                        --------------     ----------------    -------------    ----------------
Cash distributions per
 limited partnership unit                 $    14.10          $   153.52         $   15.57         $    31.14
                                          ==========          ==========         =========         ==========

Number of limited partnership
 units outstanding during the period          39,917              39,917            39,917             39,917
                                          ==========          ==========         =========         ==========

               (See accompanying notes to financial statements)

STATEMENTS OF PARTNERS' CAPITAL
(Unaudited)


                   Quarter Ended             Six Months Ended             Quarter Ended               Six Months Ended
                   June 30, 1997              June 30, 1997               June 30, 1996                June 30, 1996
                --------------------       --------------------       ---------------------         --------------------

                General      Limited       General        Limited      General        Limited       General        Limited
                Partner     Partners       Partner       Partners      Partner       Partners       Partner       Partners
                -------    ---------       -------       --------      --------      --------       -------       --------
Balance at
beginning of
period          $ 72,332   $ 33,920,732    $ 70,863     $ 38,719,002   $ 66,041     $ 38,241,581    $ 64,888     $ 38,127,446

Cash
distributions     (5,685)      (562,830)    (11,963)      (6,128,058)    (6,278)        (621,508)    (12,556)      (1,243,016)

Net income         9,264        917,150      17,011        1,684,108      4,377          433,364      11,808        1,169,007
                --------   ------------    --------     ------------   --------     ------------    --------     ------------

Balance at
end of period   $ 75,911   $ 34,275,052    $ 75,911     $ 34,275,052   $ 64,140     $ 38,053,437    $ 64,140     $ 38,053,437
                ========   ============    ========     ============   ========     ============    ========     ============

               (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              Six Months Ended June 30,
                                              -------------------------
                                                   1997          1996
                                              -----------   -----------
Net cash provided by operating activities     $ 1,885,210   $ 1,718,763
                                              -----------   -----------

Cash flows from investing activities:
   Net proceeds from sale of investment                 -       836,852
   Capital expenditures on owned property         (13,428)     (246,538)
   Decrease in short-term investments, net        333,488       645,668
   Deferred disposition fee                             -        27,450
                                              -----------   -----------
          Net cash provided by
          investing activities                    320,060     1,263,432
                                              -----------   -----------

Cash flows from financing activity:
   Distributions to partners                   (6,140,021)   (1,255,572)
                                              -----------   -----------

          Net (decrease)increase in
          cash and cash equivalents            (3,934,751)    1,726,623

Cash and cash equivalents:
   Beginning of period                          7,877,668     2,731,930
                                              -----------   -----------

   End of period                              $ 3,942,917   $ 4,458,553
                                              ===========   ===========


               (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1997 and December 31, 1996 and the results of its operations, its cash flows and partners' capital for the interim periods ended June 30, 1997 and 1996. These adjustments are of a normal recurring nature.

      See notes to financial statements included in the Partnership's 1996 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

      New England Life Pension Properties II; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in June, 1984 and acquired six real estate investments through 1986, three of which have been sold as of June 30, 1997. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the general partner could extend the investment period if it is in the best interest of the limited partners.

NOTE 2 - INVESTMENTS IN GROUND LEASES AND MORTGAGE LOANS
--------------------------------------------------------

      One of the two Elkridge buildings was sold in May 1996, and the other was sold in December 1996. The Susana Corporate Center was sold in October 1996. Each of these investments was sold for a price which approximated the Partnership's carrying value, as previously adjusted for valuation allowances. On January 30, 1997, the Partnership made a capital distribution of $4,943,720 ($123.85 per limited partnership unit) from the proceeds of these sales.

      In October 1996, the Partnership reached an agreement in principle with the borrowers on the Oakland and Case Communications mortgage loans which matured in 1994 and 1995 respectively, whereby the maturity dates will be extended to December 1997. In addition, effective January 1, 1997, the fixed interest and ground rental payments will be reduced, but the Partnership's rate of participation in revenue from the underlying properties will be increased. The agreement will also allow the Partnership to cause a sale of the respective properties.

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


                                      Recorded      Valuation      Carrying
                                       Value        Allowance       Value
                                    ------------  -------------  ------------

Balance at January 1, 1996           $15,619,235   $(3,898,000)   $11,721,235
                                     ===========  ============   ============

Decrease in estimated fair
  market value of collateral                          (310,000)

Sale of Collateral                                     155,915
                                                  ------------

Balance at June 30, 1996             $14,889,944   $(4,052,085)   $10,837,859
                                     ===========  ============   ============

Increase in estimated fair
 market value of collateral, net                       327,291

Sale of collateral                                   2,924,794
                                                  ------------

Balance at January 1, 1997           $ 9,907,088   $  (800,000)   $ 9,107,088
                                     ===========  ============   ============

Balance at June 30, 1997             $ 9,907,088   $  (800,000)   $ 9,107,088
                                     ===========  ============   ============

      The average recorded value of the impaired mortgage loans did not differ materially from the balances at the end of the quarterly periods.

NOTE 3 - SUBSEQUENT EVENTS
--------------------------

      Distributions of cash from operations relating to the quarter ended June 30, 1997 were made on July 24, 1997 in the aggregate amount of $540,694 ($13.41 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Liquidity and Capital Resources

      The Partnership completed its offering of units of limited partnership interest in November, 1984. A total of 39,917 units were sold. The Partnership received proceeds of $36,296,995, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made six real estate investments; three investments have been sold, one in 1993 and two in 1996. Capital of $9,338,981 ($233.96 per limited partnership unit) has been returned to the limited partners as a result of sales and similar transactions.

      At June 30, 1997, the Partnership had $5,522,347 in cash, cash equivalents and short-term investments, of which $540,694 was used for cash distributions to partners on July 24, 1997; the remainder is primarily being retained as working capital reserves. The Partnership also has a commitment to fund the balance of its share of the renovation of the Willows Shopping Center, which approximates $948,000. The source of future liquidity and cash distributions to partners is expected to be cash generated by the Partnership's real estate investments, and proceeds from the sale of such investments. The adjusted capital contribution was reduced from $889.89 to $766.04 per limited partnership unit during the first quarter of 1997, with a distribution of sales proceeds. Distributions of cash from operations for the first and second quarters of 1997 and 1996 were made at the annualized rate of 7% on the weighted average adjusted capital contribution.

      The carrying value of real estate investments in the financial statements, other than impaired mortgage loans (Case Communications), is at depreciated cost or, if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1997, the appraised value of each of the Partnership's investments exceeded its related carrying value by an aggregate of approximately $2,400,000. The current appraised value of real estate investments has been estimated by the general partner and is generally based on a correlation of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


Results of Operations

Operating Factors

      One of the two Elkridge buildings was sold in May 1996; the other was sold in December 1996. The Susana Corporate Center was sold in October 1996.

      At June 30, 1997, the Willows Shopping Center was 94% leased, compared to 90% at June 30, 1996. The ground lessee/borrower has substantially completed the full rehabilitation of the Center. The Partnership's share of the remaining cost is approximately $948,000 at June 30, 1997 which largely relates to the renovation of space occupied by a significant anchor tenant which began operating in October 1996. The Partnership and its affiliate are currently negotiating a purchase and sale agreement for the property. Although, there can be no assurances, a fourth quarter 1997 closing is anticipated.

      Occupancy at Oakland was 100% at June 30, 1997, an increase from 91% at June 30, 1996. During the second quarter of 1997, a month-to-month tenant occupied 12% of the building, while the space is being marketed to potential long-term tenants.

      The Case Communications property continues to be fully occupied by a government agency, whose lease expired in November 1996. The tenant has indicated its intention to renew, although a new lease agreement has not yet been executed. In the meantime, the tenant has been renting the space on a month-to-month basis.

      The Partnership's mortgage loans on Oakland and Case Communications reached maturity in 1994 and 1995, respectively. In October 1996, the Partnership reached an agreement in principle with the borrowers, whereby the maturity dates will be extended to December 1997. In addition, effective January 1, 1997, the fixed interest and ground rental payments will be reduced, but the Partnership's rate of participation in revenue from the underlying properties will be increased. The agreement will also allow the Partnership to cause a sale of the properties.


Investment Results

      Exclusive of the operating results from Susana Corporate Center in 1996 of $236,931 and Elkridge in 1996 of $61,500 and the provision for impaired mortgage loans, total real estate activity was $1,757,703 and $1,272,642 for the six months ended June 30, 1997 and 1996, respectively. This increase of $485,061, is primarily due to improved operating results at the Willows Shopping Center of approximately $442,000 caused by increased occupancy and lower operating expenses. Revenue from Oakland and Case Communications also increased due to higher percentage rent payments.

      Interest on cash equivalents and short-term investments was relatively unchanged between the first six months of 1996 and 1997.

      The increase in operating cash flow of approximately $166,000 between the first six months of 1996 and 1997 is due to the above mentioned changes in operating results, partially offset by changes in net working capital.

Portfolio Expenses

      The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

      Management fees decreased between the first six months of 1996 and 1997 due to a reduction in distributable cash flow. General and administrative expenses for the first six months of 1997 decreased approximately 12% compared to the first six months of 1996 primarily due to lower professional fees.

                      NEW ENGLAND PENSION PROPERTIES II;
                      A REAL ESTATE LIMITED PARTNERSHIP

                                  FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1997

                                   PART II

                               OTHER INFORMATION
                              -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.    Exhibits:   None.

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 1997.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES II;
                              A REAL ESTATE LIMITED PARTNERSHIP
                                     (Registrant)



August 14, 1997
                              /s/ James J. Finnegan
                              -------------------------------
                                James J. Finnegan
                                Managing Director and General
                                Counsel of General Partner,
                                Copley Properties Company II, Inc.



August 14, 1997
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of General Partner,
                               Copley Properties Company II, Inc.