Form 10-Q
period 1997-09-30
NEW ENGLAND LIFE PENSION PROPERTIES II
filed 1997-11-14
CIK 728525

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

For Quarter Ended September 30, 1997             Commission File Number 0-13323


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

                                    Yes  X    No
                                        ---      ---

                    NEW ENGLAND LIFE PENSION PROPERTIES II;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1997

                                     PART I

                             FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEETS
(Unaudited)


                                           September 30, 1997  December 31, 1996
                                           ------------------  -----------------
ASSETS

Real estate investments:
   Ground leases and mortgage loans,
       net                                     $12,893,765        $12,896,144
   Property, net                                         -         16,795,323
   Deferred leasing costs and
       other assets, net                                 -            809,629
                                               -----------        -----------
                                                12,893,765         30,501,096


Cash and cash equivalents                       24,020,036          7,877,668
Short-term investments                           2,129,366          1,912,918
Interest and rent receivable                        18,553             46,982
                                               -----------        -----------
                                               $39,061,720        $40,338,664
                                               ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                               $    63,540        $ 1,014,398
Accrued management fee                              72,536             62,089
Deferred disposition fees                        1,115,249            472,312
                                               -----------        -----------
Total liabilities                                1,251,325          1,548,799
                                               -----------        -----------

Partners' capital:
    Limited partners ($766.04 and
      $889.89 per unit, respectively;
      110,000 units authorized,
      39,917 units issued and outstanding)      37,699,890         38,719,002
    General partner                                110,505             70,863
                                               -----------        -----------
Total partners' capital                         37,810,395         38,789,865
                                               -----------        -----------
                                               $39,061,720        $40,338,664
                                               ===========        ===========

                (See accompanying notes to financial statements)


STATEMENTS OF OPERATIONS
(Unaudited)
                                      Quarter Ended      Nine Months Ended      Quarter Ended      Nine Months Ended
                                    September 30, 1997   September 30, 1997   September 30, 1996   September 30, 1996
                                    ------------------   ------------------   ------------------   ------------------
INVESTMENT ACTIVITY

Property rentals                            $  682,113           $2,226,978            $ 594,992           $1,722,436
Property operating expenses                   (284,990)            (700,225)            (233,072)            (721,120)
Depreciation and amortization                 (187,550)            (567,243)            (179,381)            (511,135)
                                            ----------           ----------            ---------           ----------
                                               209,573              959,510              182,539              490,181

Provision for impaired mortgage
  loans                                              -                    -                    -             (310,000)
Ground rentals and interest on
  mortgage loans                               459,249            1,467,015              630,948            1,894,379
                                            ----------           ----------            ---------           ----------
    Total real estate operations               668,822            2,426,525              813,487            2,074,560

Gain on sale of investment                   3,332,401            3,332,401                    -                    -
                                            ----------           ----------            ---------           ----------
    Total real estate activity               4,001,223            5,758,926              813,487            2,074,560

Interest on cash equivalents
  and short term investments                   100,810              232,744               74,746              207,742
                                            ----------           ----------            ---------           ----------
    Total investment activity                4,102,033            5,991,670              888,233            2,282,302
                                            ----------           ----------            ---------           ----------
Portfolio Expenses

Management fee                                  72,536              182,238               62,089              186,266
General and administrative                      29,371              108,187               47,565              136,642
                                            ----------           ----------            ---------           ----------
                                               101,907              290,425              109,654              322,908
                                            ----------           ----------            ---------           ----------
Net Income                                  $4,000,126           $5,701,245            $ 778,579           $1,959,394
                                            ==========           ==========            =========           ==========
Net income per limited partnership
  unit                                      $    99.21           $   141.40            $   19.31           $    48.60
                                            ==========           ==========            =========           ==========
Cash distributions per
  limited partnership unit                  $    13.41           $   166.93            $   15.57           $    46.71
                                            ==========           ==========            =========           ==========
Number of limited partnership
  units outstanding during the period           39,917               39,917               39,917               39,917
                                            ==========           ==========            =========           ==========

                (See accompanying notes to financial statements)

STATEMENTS OF PARTNERS' CAPITAL
(Unaudited)

                          Quarter Ended        Nine Months Ended       Quarter Ended       Nine Months Ended
                       September 30, 1997      September 30, 1997    September 30, 1996    September 30, 1996
                       ------------------     ------------------     ------------------    ------------------
                       General     Limited     General    Limited      General  Limited      General  Limited
                       Partner     Partners    Partner    Partners     Partner  Partners     Partner  Partners
                      ---------   ---------   --------    --------    --------  --------    --------  --------
Balance at
beginning of
period               $ 75,911     $34,275,052  $ 70,863  $38,719,002   $64,140  $38,053,437  $ 64,888  $38,127,446

Cash
distributions          (5,407)       (535,287)  (17,370)  (6,663,345)   (6,278)    (621,508)  (18,834)  (1,864,524)

Net income             40,001       3,960,125    57,012    5,644,233     7,786      770,793    19,594    1,939,800
                     --------     -----------  --------  -----------   -------  -----------  --------  -----------
Balance at
end of period        $110,505     $37,699,890  $110,505  $37,699,890   $65,648  $38,202,722  $ 65,648  $38,202,722
                     ========     ===========  ========  ===========   =======  ===========  ========  ===========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                     Nine Months Ended September 30,
                                                     -------------------------------
                                                           1997          1996
                                                        ---------      --------
Net cash provided by operating activities             $ 2,765,068     $ 2,507,467
                                                      -----------     -----------
Cash flows from investing activities:
    Net proceeds from sale of investment               20,394,954         836,852
    Deferred disposition fee                              642,937          27,450
    Capital expenditures on owned property               (763,428)       (875,423)
    (Increase)decrease in short-term
         investments, net                                (216,448)      1,211,228
                                                      -----------     -----------
            Net cash provided by
            investing activities                       20,058,015       1,200,107
                                                      -----------     -----------

Cash flows from financing activity:
    Distributions to partners                          (6,680,715)     (1,883,358)
                                                      -----------     -----------
           Net increase in
           cash and cash equivalents                   16,142,368       1,824,216

Cash and cash equivalents:
    Beginning of period                                 7,877,668       2,731,930
                                                      -----------     -----------

    End of period                                     $24,020,036     $ 4,556,146
                                                      ===========     ===========


                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1997 and December 31, 1996 and the results of its operations, its cash flows and partners' capital for the interim periods ended September 30, 1997 and 1996. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1996 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Life Pension Properties II; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. The Partnership primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in June, 1984 and acquired six real estate investments through 1986, four of which have been sold as of September 30, 1997. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the general partner could extend the investment period if it is in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management advisory services.


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

     In October 1996, the Partnership reached an agreement in principle (the "Agreement") with the borrower on the Oakland and Case Communications mortgage loans which had matured in 1994 and 1995, respectively, whereby the maturity dates will be extended to December 1997. In addition, effective January 1, 1997, the fixed interest and ground rental payments will be reduced, but the Partnership's rate of participation in revenue from the underlying properties will be increased. The Agreement will also allow the Partnership to cause a sale of the respective properties. In November 1997, the Partnership formally executed the Agreement to renew the mortgage loans at the previously agreed upon terms.

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

                                     Recorded     Valuation     Carrying
                                       Value      Allowance       Value
                                    -----------  ------------  -----------

Balance at January 1, 1996          $15,619,235  $(3,898,000)  $11,721,235
                                    ===========                ===========
Decrease in estimated fair
 market value of
 collateral (Elkridge)                               (60,000)

Decrease in estimated fair
 market value of collateral
 (Susana Corporate Center)                          (250,000)

Sale of collateral (Elkridge)                        155,915
                                                 -----------
Balance at September 30, 1996       $14,766,769   (4,052,085)  $10,714,684
                                    ===========                ===========

Increase in estimated fair
 market value of collateral
 (Case Communications)                               300,000

Increase in estimate
 fair market value of collateral
 (Susana Corporate Center)                            58,668

Decrease in estimate fair
 market value of collateral
 (Elkridge)                                          (31,377)

Sale of collateral (Elkridge)                        320,462

Sale of collateral
 (Susana Corporate Center)                         2,604,332
                                                 -----------
Balance at January 1, 1997          $ 9,907,088     (800,000)  $ 9,107,088
                                    ===========                ===========

Balance at September 30, 1997       $ 9,907,088  $  (800,000)  $ 9,107,088
                                    ===========  ===========   ===========

     The average recorded value of the impaired mortgage loans did not differ materially from the balances at the end of the quarterly periods.

NOTE 3 - INVESTMENT IN PROPERTY
--------------------------------

     On September 18, 1997, the Willows Shopping Center, in Concord, California, which was owned by the Partnership (75%) and an affiliate (25%), was sold to an institutional buyer (the "Buyer") which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and its affiliate and the Buyer. The total sales price was $28,575,000. The Partnership received its share of the net proceeds totaling $21,037,891, after closing costs, and recognized a gain of $3,332,401 ($82.65 per limited partnership unit). A disposition fee of $642,937 was accrued but not paid to the Advisor. On October 30, 1997, the Partnership made a capital distribution of $21,037,856 ($527.04 per limited partnership unit) from the proceeds of the sale.


NOTE 4 - SUBSEQUENT EVENTS
--------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1997 were made on October 30, 1997 in the aggregate amount of $733,424 ($18.19 per limited partnership unit).

     Additionally, the Partnership made two capital distributions, $21,037,856 ($527.04 per limited partnership unit) was made from proceeds from the sale of Willows Shopping Center and $979,164 ($24.53 per limited partnership unit) was made from accumulated cash reserves.

     On October 27, 1997, the Oakland property located in Columbia, Maryland, was sold to an institutional buyer (the "Buyer") which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The property was sold for $1,900,000. The Partnership received net proceeds of $1,207,283 in full satisfaction of its ground lease and mortgage loan investments and related accrued interest. The Partnership received additional proceeds of approximately $472,000 after closing costs as its participation share of the remaining proceeds after it recovered its investment in the land and mortgage loan.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest in November, 1984. A total of 39,917 units were sold. The Partnership received proceeds of $36,296,995, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made six real estate investments; four investments have been sold, one in each of 1993 and 1997 and two in 1996. Capital of $9,338,981 ($233.96 per limited partnership unit)has been returned to the limited partners through September 30, 1997 as a result of sales and similar transactions. On October 30, 1997, the Partnership distributed total capital of $22,017,020 ($551.57 per limited partnership unit) which represents proceeds from the sale of Willows Shopping Center (see below) and a reduction of accumulated cash reserves. This capital distribution reduces the adjusted capital contribution to $214.47 per limited partnership unit.

     On September 18, 1997, the Willows Shopping Center, in Concord, California, which was owned by the Partnership (75%) and an affiliate (25%), was sold to an institutional buyer (the "Buyer") which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and its affiliate and the Buyer. The total sales price was $28,575,000. The Partnership received its share of the net proceeds totaling $21,037,891, after closing costs, and recognized a gain of $3,332,401 ($82.65 per limited partnership unit). A disposition fee of $642,937 was accrued but not paid to the Advisor. On October 30, 1997, the Partnership made a capital distribution of $21,037,856 ($527.04 per limited partnership unit) from the proceeds of the sale.

     On October 27, 1997, the Oakland property located in Columbia, Maryland, was sold to an institutional buyer (the "Buyer") which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The property was sold for $1,900,000. The Partnership received net proceeds of $1,207,283 in full satisfaction of its ground lease and mortgage loan investments and related accrued interest. The Partnership received additional proceeds of approximately $472,000 after closing costs as its participation share of the remaining proceeds after it recovered its investment in the land and mortgage loan.

     At September 30, 1997, the Partnership had $26,149,402 in cash, cash equivalents and short-term investments, of which $733,424 was used for operating cash distributions, and $22,017,020 for capital distributions to partners on October 30, 1997. The remainder of the cash and short-term investment balances, after these distributions, is being retained as working capital reserves. The source of future liquidity and cash distributions to partners is expected to be cash generated by the Partnership's real estate investments and proceeds from the sale of such investments. The adjusted capital contribution was reduced from $889.89 to $766.04 per limited partnership unit during the first quarter of 1997, with a distribution of sales proceeds. Based on weighted average adjusted capital contributions, distributions from operations were made at the annualized rate of 7% for the first and second quarters of 1997, and 9.5% for the third quarter of 1997. Distributions of cash from operations for 1996 were made at the annualized rate of 7% for the first, second and third quarters.

     The carrying value of real estate investments in the financial statements, other than impaired mortgage loans (Case Communications), is at depreciated cost or, if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1997, the appraised value of Oakland exceeded its related carrying value by approximately $287,000. The current appraised value of real estate investments has been estimated by the general partner and is generally based on a correlation of traditional appraisal approaches performed by the Partnership's Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


Results of Operations

Operating Factors

     One of the two Elkridge buildings was sold in May 1996; the other was sold in December 1996. The Susana Corporate Center was sold in October 1996.

     As previously discussed, the Willows Shopping Center was sold on September 18, 1997, and the Partnership recognized a gain of $3,332,401. At the time of sale, the Willows Shopping Center was 94% leased; at September 30, 1996 it was 91% leased.

     Occupancy at the Oakland property was 88% at September 30, 1997, down from 100% at June 30, 1997 due to a month-to-month tenant's vacating during the quarter. The property was sold in October 1996, for a gross sale price of $1,900,000.

     The Case Communications property continues to be fully occupied by a government agency, whose lease expired in November 1996. The tenant has indicated its intention to renew, although a new lease agreement has not yet been executed. In the meantime, the tenant has been renting the space on a month-to-month basis.

     The Partnership's mortgage loans on Oakland and Case Communications matured in 1994 and 1995, respectively. In October 1996, the Partnership reached an agreement in principle (the "Agreement") with the borrowers, whereby the maturity dates will be extended to December 1997. In addition, effective January 1, 1997, the fixed interest and ground rental payments will be reduced, but the Partnership's rate of participation in revenue from the underlying properties will be increased. The Agreement will also allow the

Partnership to cause a sale of the properties. In November 1997, the Partnership formally executed the Agreement to renew the mortgage loans at the previously agreed upon terms.

Investment Results

     Exclusive of the operating results from Susana Corporate Center in 1996 of $354,629 and Elkridge in 1996 of $92,250 and the provision for impaired mortgage loans, total real estate operations were $2,426,525 and $1,937,681 for the nine months ended September 30, 1997 and 1996, respectively. This increase of $488,844, is primarily due to improved operating results at the Willows Shopping Center of approximately $469,000 caused by increased average occupancy and lower operating expenses due to repairs and maintenance performed in 1996. Revenue from Oakland also increased, due to higher percentage rent payments.

     Interest on cash equivalents and short-term investments increased by approximately $25,000, or 12%, due to higher average investment balances as a result of the receipt of the Willows Shopping Center sale proceeds.

     The increase in operating cash flow of approximately $257,000 between the first nine months of 1996 and 1997 is due to the above mentioned operating results, partially offset by changes in net working capital.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     Management fees decreased slightly between the first nine months of 1996 and 1997 due to a reduction in distributable cash flow for the first six months of 1997, offset by an increase in distributable cash flow for the last three months of the nine month period. General and administrative expenses for the first nine months of 1997 decreased by approximately $28,000 or 21% as compared to the respective period of the prior year primarily due to lower professional fees.

                       NEW ENGLAND PENSION PROPERTIES II;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1997

                                    PART II

                               OTHER INFORMATION
                              -------------------



Items 1-5.  Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

                  a.    Exhibits:   (27) Financial Data Schedule

                  b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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


                                 NEW ENGLAND LIFE PENSION PROPERTIES II;
                                 A REAL ESTATE LIMITED PARTNERSHIP
                                        (Registrant)



November 14, 1997
                              /s/ James J. Finnegan
                              -------------------------------
                                James J. Finnegan
                                Vice President
                                of General Partner,
                                Copley Properties Company II, Inc.



November 14, 1997
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                Karin J. Lagerlund
                                Principal Financial and Accounting
                                Officer of General Partner,
                                Copley Properties Company II, Inc.