Form 10-K405
period 1997-12-31
NEW ENGLAND LIFE PENSION PROPERTIES II
filed 1998-03-31
CIK 728525

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997
                          Commission File No. 0-13323
                               _________________

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

    As of December 31, 1997, the Partnership owned the one real estate investment described in E. below. In December 1993, it sold its second investment, an apartment complex in Grand Rapids, Michigan, which resulted in a capital distribution of $50.11 per Unit. In 1996 the Partnership sold its third and fourth investments, two industrial buildings in Elkridge, Maryland and a research and development building in Los Angeles County, California. These sales resulted in a capital distribution of $123.85 per Unit on January 30, 1997. In 1997 the partnership sold it's fifth and sixth investments, Willows Shopping Center in Concord, California and Columbia Warehouse, a research and development building, in Columbia, Maryland. These sales resulted in capital distributions of $21,037,855 ($527.04 per Unit) and $1,672,123 ($41.89 per Unit)
on October 30, 1997 and November 25, 1997 respectively.

    In the opinion of the General Partner of the Partnership, the property is adequately covered by insurance.

    A.    Light Industrial Facilities in Elkridge, Maryland ("Elkridge")
          --------------------------------------------------------------

    In 1984 the Partnership acquired two adjacent parcels of land containing an aggregate of approximately five acres located in Elkridge, Maryland, for $362,500 and leased them to Dorsey Associates. Situated on the land were two light industrial buildings. In 1984 the Partnership also made a $2,062,500 non-recourse mortgage loan to Dorsey Associates, which was secured by a first mortgage of the buildings and of the leasehold interest in the land.

    On May 14, 1996, one of the buildings was sold and on December 20, 1996 the second building was sold. The Partnership received proceeds of $2,234,022 in satisfaction of the mortgage loan and ground lease, of which $2,233,755 was distributed to the Limited Partners as a capital distribution in the amount of $55.96 per Unit on January 30, 1997.

    B.    Industrial/Research and Development Building in Columbia, Maryland
          ------------------------------------------------------------------
("Oakland")
-----------

    The Partnership previously owned a ground leasehold interest in a 2.5 acre parcel of land located in Columbia, Maryland, which was subleased to Columbia Warehouse Limited Partnership ("CWLP"). Situated on the land was a one-story light industrial building. The Partnership purchased the ground leasehold interest in 1984 for $137,500. The ground lease, as amended on June 1, 1989, had an unexpired term of approximately 75 years. Annual rental under the ground lease was approximately $3,420 and was adjusted at five-year intervals. The Partnership received an annual rent of $16,500 from the sublessee, plus an annual percentage rent equal to 75% of gross revenues from the rental of the building in excess of a base amount. The Partnership was entitled to receive 75% of the net proceeds from the sale of the entire property after it recovered its investment in the land and the mortgage loan described below.

    In 1984 the Partnership also made a $1,062,500 non-recourse mortgage loan to CWLP that matured on June 29, 1994. The loan was secured by a first mortgage of the building and of the leasehold interest in the land. Interest only was payable monthly at the rate of 12% per annum.

    In October 1996, the Partnership reached an agreement in principle with the borrower on the mortgage loan, whereby the maturity date would be extended to December 1997. In addition, the fixed interest and ground rental payments would be reduced, but the Partnership's rate of participation in revenue from the underlying property would be increased, effective January 1, 1997. Further, the Partnership would be able to cause a sale of the property.

    On October 27, 1997, the Partnership sold its collective interest in Columbia Warehouse. The Partnership received proceeds of $1,671,200, of which $1,672,123 was distributed to the Limited Partners, as a capital distribution from sale proceeds and reserves, in the amount of $41.89 per Unit on November 25, 1997.

    C.    Shopping Center in Concord, California ("Willows Shopping Center")
          ------------------------------------------------------------------

    On July 30, 1984, the Partnership and an affiliate of the Partnership (the "Affiliate") jointly made land purchase-leaseback and leasehold mortgage loan investments aggregating $15,719,317 in a 24.8 acre shopping center known as The Willows Shopping Center in Concord, California. The Partnership's share of these investments aggregated $11,789,488, giving the Partnership a 75% interest in each component of the investment held in common with the Affiliate. The investments entitled the Partnership and the Affiliate jointly to receive an annual interest return of 13% on the $10,719,317 ten-year mortgage, together with an annual fixed rent under the ground lease equal to a 12.2% return on the $5,000,000 land purchase price plus an annual percentage rent equal to 50% of the ground tenant's annual gross revenues in excess of specified base amounts.

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

    Willows Concord foreclosed on the leasehold mortgage on June 18, 1991. The Partnership, the Affiliate and Willows Concord entered into a replacement promissory note in the same principal amount of $14,863,206, effective June 18, 1991. The new loan was secured by the leasehold interest, bore interest at the rate of 9.323% per annum and provided for a reduction in principal if the note was paid prior to maturity. The Partnership, the Affiliate and Willows Concord also entered into a new ground lease which provided for annual rent in the amount of $550,000 plus an annual percentage rent equal to 70% of the ground lessee's annual gross revenues in excess of a specified amount. The Partnership had a 75% share of such rent. To the extent that operating cash flow from the shopping center was not sufficient to pay the ground rent, such rent was accruable until June 1996 at which time Willows Concord was obligated to pay all unpaid accrued rent and to pay all future ground rent on a current basis. The Partnership and the Affiliate had permitted the accrual of additional ground rent after June 1996, and evaluated various alternatives.

    On January 1, 1995 the Partnership and the Affiliate committed to make a $2.5 million construction loan to the ground lessee to fund the renovation of the Center. The Partnership committed to fund $1,875,000 of this amount. The loan bore interest at 11% per annum, provided for payments of principal and interest based on a 15-year amortization schedule, and matured on December 31, 1997. In addition, the ground lease was amended to provide the Partnership with the sole right to cause a sale of the Center on or after January 1, 1996.

    On September 18, 1997, Willows Shopping Center was sold. The Partnership received proceeds of $21,027,944 which, along with $9,912 form reserves, $21,037,856 was distributed to the Limited Partners as a capital distribution in the amount of $527.04 per Unit on October 30, 1997.

    D.    Research and Development Building in Los Angeles County, California
          -------------------------------------------------------------------
("Susana Corporate Center")
---------------------------

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

    E.    Research and Development Facility in Columbia, Maryland ("Case
          --------------------------------------------------------------
Communications Building")
-------------------------

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

    In October 1996, the Partnership reached an agreement in principle with the borrower on the mortgage loan, whereby the maturity date was extended to December 1997. In addition, the fixed interest and ground rental payments were reduced, but the Partnership's rate of participation in revenue and sales proceeds from the underlying property was increased, effective January 1, 1997. The agreement was further amended whereby the Partnership was able to cause a sale of the property without cause. In October 1997, the Partnership formally executed the agreement to renew the mortgage loans at the previously agreed upon terms.

Item 2.      Properties
             ----------

    The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties:


---------------------------------------------------------------------------------------------------------------------
                                          ESTIMATED                                                         ANNUAL
                                            1998                                                           CONTRACT
                                           ANNUAL        NUMBER OF                                           RENT
                                           REALTY     TENANTS WITH 10%     NAME(S) OF     SQUARE FEET OF     PER
               Property                     TAXES      OR MORE OF GLA      TENANT(S)       EACH TENANT     SQ. FT.
---------------------------------------------------------------------------------------------------------------------

R&D Building in Columbia, MD              $200,000           1            US Government     160,000         $12.95
---------------------------------------------------------------------------------------------------------------------

----------------------------------------------
   LEASE      RENEWAL    LINE OF BUSINESS
 EXPIRATION   OPTIONS  OF PRINCIPAL TENANTS
----------------------------------------------
 M-T-M (1)     None     Defense Research
----------------------------------------------

(1)  A long-term lease is being negotiated.

    The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenues and net effective rent for the Partnership's properties:



--------------------------------------------------------------------------------------------------------------
                                                                                  RENTAL       NET EFFECTIVE
                                             GROSS LEASABLE      YEAR-END         REVENUE           RENT
                Property                          AREA           OCCUPANCY       RECOGNIZED      ($/SF/YR)*
--------------------------------------------------------------------------------------------------------------
R&D Building in Columbia, MD
-----------------------------------------
                1993                            160,000            100%          $2,300,000           $14.38
                1994                            160,000            100%          $2,636,836           $16.48
                1995                            160,000            100%          $2,283,934           $14.27
                1996                            160,000            100%          $2,272,575           $14.20
                1997                            160,000            100%          $2,251,895           $14.07
--------------------------------------------------------------------------------------------------------------

* Net effective rent calculation is based on average occupancy during the respective year.

    Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1997:


-----------------------------------------------------------------------------------------------------
                                         TENANT AGING REPORT

          PROPERTY               # OF LEASE          TOTAL             TOTAL          PERCENTAGE OF
                                EXPIRATIONS       SQUARE FEET      ANNUAL RENTAL       GROSS ANNUAL
                                                                                         RENTAL*
-----------------------------------------------------------------------------------------------------

R&D Building in Columbia, MD (1)
----------------------------

            1998                       1           160,000           $2,072,000           100%
            1999                       0                 0           $        0             0%
            2000                       0                 0           $        0             0%
            2001                       0                 0           $        0             0%
            2002                       0                 0           $        0             0%
            2003                       0                 0           $        0             0%
            2004                       0                 0           $        0             0%
            2005                       0                 0           $        0             0%
            2006                       0                 0           $        0             0%
-----------------------------------------------------------------------------------------------------

(1)  A long-term lease is being negotiated.

*  Does not include expenses paid by tenants.

Following is information regarding the competitive market conditions for the Partnership's remaining property. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness.


Research & Development/Industrial Facilities in Columbia, MD
------------------------------------------------------------

The property is located within the Howard County R&D submarket, which has a base of 8.9 million square feet and a 6.3% vacancy rate as of year-end 1997. Due to limited space in the marketplace, tenants continue to seek space that will accommodate their growth needs and are moving from Washington, D.C. to the Baltimore suburbs. The Columbia flex submarket contains 6.8 million square feet of space and a 6.5% vacancy rate. Planned construction of 300,000 square feet of speculative office space in this market is showing offering rates on new product that are setting new highs. As a result, 1997 rents for Howard County averaged in the $10.00 - $10.50 range.

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

    As of December 31, 1997, there were 6,030 holders of Units.

    The Partnership's Amended and Restated Agreement of Limited Partnership dated June 15, 1984, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1997, cash distributions paid for 1997 or distributed after year end with respect to 1997 to the Limited Partners as a group totaled $25,875,397 including $22,709,978 ($568.93 per limited partnership unit) representing a return of capital from the proceeds of property sales and from reserves established with the proceeds of prior sales. For the year ended December 31, 1996, cash distributions paid in 1996 or distributed after year end with respect to 1996 to the Limited Partners as a group totaled $7,429,752 including $4,943,720 ($123.85 per limited partnership unit) representing a return of capital from the proceeds of property sales.

    Distributions of operating cash flow were less than net income in 1997 and 1996. Distributions of operating cash flow were less than cash provided by operating activities in both years. Reference is made to the Partnership's Statement of Partners' Capital and Statement of Cash Flows in Item 8 herein.

Item 6.  Selected Financial Data.
         ------------------------

                        For Year      For Year      For Year      For Year      For Year
                        Ended or      Ended or      Ended or      Ended or      Ended or
                         as of         as of         as of         as of         as of
                       12/31/97(5)   12/31/96(4)   12/31/95(3)   12/31/94(2)   12/31/93(1)
                      -----------   -----------   -----------   -----------   -----------

Revenues              $ 8,635,870   $ 5,238,031   $ 5,313,944   $ 5,061,123   $ 4,902,277

Net Income            $ 6,687,557   $ 3,108,675   $ 1,710,797   $ 2,340,707   $ 1,376,686

Net Income
per Unit of
Limited
Partnership
Interest              $    165.86   $     77.10   $     42.43   $     58.05   $     34.14

Total Assets          $15,648,034   $40,338,664   $39,074,700   $39,868,957   $41,816,002

Total Cash
Distributions
per Limited
Partnership Unit,
including amounts
distributed after
year end with
respect to such
year                      $648.23       $186.13        $62.28       $109.84       $61.12

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

(5) The Partnership sold two investments in 1997 which resulted in capital distributions of $22,709,978 ($568.93 per Unit).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    The Partnership completed its offering of units of limited partnership interest in November, 1984. A total of 39,917 units were sold. The Partnership received proceeds of $36,296,995, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made six real estate investments; five investments have been sold, one in 1993, two in 1996 and two in 1997. Capital of $33,028,124 ($827.42 per
limited partnership unit) has been returned to the limited partners through December 31, 1997 as a result of sales and similar transactions.


    On September 18, 1997, the Willows Shopping Center, in Concord, California, which was owned by the Partnership (75%) and its Affiliate (25%), was sold to an institutional buyer (the "Buyer") unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and its Affiliate and the Buyer. The total sales price was $28,575,000. The Partnership received its share of the net proceeds totaling $21,027,944, after closing costs, and recognized a gain of $3,322,455 ($82.40 per limited partnership unit). A disposition fee of $642,937 was accrued but not paid to AEW. On October 30, 1997, the Partnership made a capital distribution of $21,037,856 ($527.04 per limited partnership unit) from the proceeds of the sale and prior sales proceeds held in reserves.

    On October 27, 1997, the Oakland property located in Columbia, Maryland, was sold to an institutional buyer (the "Oakland Buyer") which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Oakland Buyer. The property was sold for $1,900,000. The Partnership received net proceeds of $1,207,283 in full satisfaction of its ground lease and mortgage loan investments and related accrued interest. The Partnership received additional proceeds of $465,756 after closing costs as its participation share of the remaining proceeds after it recovered its investment in the land and mortgage loan. The transaction resulted in a gain of $400,826 ($10.04 per limited partnership unit).

    At December 31, 1997, the Partnership had $3,956,207 in cash, cash equivalents and short-term investments, of which $365,704 was used for operating cash distributions on January 29, 1998. The remainder of the cash and short-term investment balances, after these distributions, is being retained as working capital reserves. The source of future liquidity and cash distributions to partners is expected to be cash generated by the Partnership's real estate investments and proceeds from the sale of such investments. The adjusted capital contribution was reduced from $889.89 to $172.58 per limited partnership unit during 1997, with distributions of reserves and sales proceeds. Based on the weighted average adjusted capital contribution, distributions from operations were made at the annualized rate of 7% for the first and second quarters of 1997, and 9.5% for the third and fourth quarters of 1997. Distributions of cash from operations for 1996 were made at the annualized rate of 7% for the first, second and third quarters.

    The carrying value of real estate investments in the financial statements is at depreciated cost or, if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1997, the appraised value of the Partnership's investment was approximately $1.5 million greater than its carrying value. The current appraised value of real estate investments has been estimated by the General Partner and is generally based on a correlation of traditional appraisal approaches performed by AEW Capital Management, L.P. ("AEW") and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business operations. The General Partner and its affiliates are assessing the modifications or replacements of its software that may be necessary. The General Partner and its affiliates do not believe that the cost of either modifying existing software or converting to new software will be significant or that the Year 2000 Issue will pose significant problems.


Results of Operations


Operating Factors

    The two Elkridge buildings and the Susana Corporate Center were sold in 1996.

    As previously discussed, the Willows Shopping Center was sold in September 1997, and the Partnership recognized a gain of $3,322,455. At the time of sale, the Willows Shopping Center was 94% leased; at December 31, 1996 and December 31, 1995 it was 94% and 91% leased, respectively.

    Occupancy at the Oakland property was 88% at October 27, 1997, down from 91% at December 31, 1996 and December 31, 1995, due to a month-to-month tenant's vacating during the quarter. The property was sold in October 1997, and the Partnership recognized a gain of $400,826.

    The Case Communications property continues to be fully occupied by a government agency, whose lease expired in November 1996. The tenant has indicated its intention to renew, although a new lease agreement has not yet been executed. In the meantime, the tenant has been renting the space on a month-to-month basis under the same terms of the pre-existing lease.

    The Partnership's mortgage loans on Oakland and Case Communications matured in 1994 and 1995, respectively. In October 1996, the Partnership reached an agreement in principle (the "Agreement") with the borrowers, whereby the maturity dates were to be extended to December 1997. In addition, the fixed interest and ground rental payments were reduced, but the Partnership's rate of participation in revenue and sales proceeds from the underlying properties was increased to 80%. In addition, the Agreement was further amended whereby the Partnership will be able to cause a sale of the properties without cause. In October 1997, the Partnership formally executed the Agreement to renew the mortgage loans at the previously agreed upon terms. As a result of this restructuring, the Partnership obtained virtually the same risks and potential rewards as ownership of the asset would entail. Accordingly, the Partnership reported this investment as an owned property beginning in October 1997.

Investment Results

    During the fourth quarter of 1995, the Partnership determined that the mortgage loans secured by the Case Communications Building were impaired, primarily due to the change in the expected holding period for the property and a decrease in market rental rates. This impairment resulted in an increase to the valuation allowance of $1,100,000, which was charged to operations in 1995. During 1996, the estimated fair market value of the loan's collateral increased, resulting in a recovery to the valuation allowance of $300,000. Ground rent and interest payments from Case Communications continue to be made in accordance with contractual terms.

1997 Compared to 1996

    Interest on cash equivalents and short-term investments in 1997 increased by approximately $84,000 compared to 1996, primarily due to higher average investment balances as a result of the receipt of the Willows Shopping Center sales proceeds.

    Total real estate activity was $6,656,336 and $2,559,474 (net of exclusions below) for the twelve months ended December 31, 1997 and 1996, respectively. This increase of $4,096,862, is partially due to gain on sale of properties in 1997 in the amount of $3,723,281,as well as an increase in percentage rent for 1997 and an increase in income from Willows Shopping Center prior to the sale. Additionally, the Partnership recorded net real estate operations totaling approximately $457,000 during the fourth quarter of 1997 due to the restructuring of the Case Communications investment.

    The increase in operating cash flow of approximately $52,000 or 2%, between 1996 and 1997 is due to a decrease in operating liabilities.

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

1997 Compared to 1996

    General and administrative expenses decreased approximately $7,500 or 5%, primarily due to a decrease in professional fees for 1997 as a result of fewer investments. Management fee expense decreased by approximately 12% in 1997 compared to 1996 due to a decrease in distributable cash flow.

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

                                  PART III
                                  --------

Item 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------

          (a) and (b) Identification of Directors and Executive Officers.
                      ---------------------------------------------------

          The following table sets forth the names of the directors and executive officers of the General Partner and the age and position held by each of them as of December 31, 1997.

Name                                Position(s) with the General Partner                     Age
---------------------------    ----------------------------------------------------------  ---------

Wesley M. Gardiner, Jr.        President, Chief Executive Officer and Director                39
Pamela J. Herbst               Vice President and Director                                    42
J. Grant Monahon               Vice President and Director                                    52
James J. Finnegan              Vice President                                                 37
Karin J. Lagerlund             Treasurer and Principal Financial and Accounting Officer       33

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

          (d)  Family Relationships.
               --------------------

               None.

          (e)  Business Experience.
               --------------------

     The General Partner was incorporated in Massachusetts on August 25, 1983. The background and experience of the executive officers and directors of the General Partner are as follows:

    Wesley M. Gardiner, Jr. joined AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc., in 1990 and has been a Vice President at AEW since January, 1994. AEW is a subsidiary of AEW Capital Management, L.P. ("AEW Capital Management"). From 1982 to 1990, he was employed by Metric Realty, a nationally-known real estate investment advisor and syndication firm, as a portfolio manager responsible for several public and private limited partnerships. His career at AEW has included asset management responsibility for the company's Georgia and Texas holdings. Presently, Mr. Gardiner has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934. He received a B.A. in Economics from the University of California at San Diego.

    Pamela J. Herbst directs AEW Capital Management's Portfolio Advisory Services, with oversight responsibility for the asset and portfolio management areas. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Management Committee. She came to AEW Capital Management in December 1996 as a result of the firm's merger with Copley Real Estate Advisors, Inc. where she held various senior level positions in asset and portfolio management, acquisitions and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

    J. Grant Monahon is AEW Capital Management's General Counsel and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining AEW Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

    James J. Finnegan is the Assistant General Counsel of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General Counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management. Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as the AEW's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of law (J.D.).

    Karin J. Lagerlund directs the Advisory Services Portfolio Accounting Group at AEW Capital Management, overseeing portfolio accounting, performance measurement and client financial reporting for AEW's private equity investment portfolios. Ms. Lagerlund is a Certified Public Accountant and has over ten years in real estate consulting and accounting. Prior to joining AEW Capital Management in 1994, she was an Audit Manager at EY/Kenneth Leventhal LLP. Ms. Lagerlund is a graduate of Washington State University (B.A.).

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

    The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partner and its affiliates for the year ended December 31, 1997:

                                                                     Amount of
                                                                   Compensation
                                                                        and
Receiving Entity                         Type of Compensation      Reimbursement
------------------------------------  ---------------------------  -------------

General Partner                       Share of Distributable Cash       $ 22,083

AEW Real Estate Advisors, Inc.        Management Fees and                218,407
(formerly known as Copley Real.       Reimbursement of Expenses
Estate Advisors, Inc.)

New England Securities Corporation    Servicing Fees and
                                      Reimbursement of Expenses            9,265
                                                                   -------------

                                      TOTAL                             $249,755
                                                                   =============

    For the year ended December 31, 1997, the Partnership allocated $38,394 of taxable loss to the General Partner.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

    (a) Security Ownership of Certain Beneficial Owners

    No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1997. Under the Partnership Agreement, the voting rights of the

Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

    Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the General Partner.

    (b) Security Ownership of Management.

    An affiliate of the General Partner of the Partnership owned 831 Units at December 31, 1997.

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

    (b) Reports on Form 8-K. During the last quarter of the year ended December 31, 1997, the Partnership filed no Current Reports on Form 8-K.

                               New England Life
                            Pension Properties II;

                       A Real Estate Limited Partnership



                             Financial Statements


                                 * * * * * * *



                               December 31, 1997

                    NEW ENGLAND LIFE PENSION PROPERTIES II;
                    --------------------------------------
                       A REAL ESTATE LIMITED PARTNERSHIP
                       ---------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------






Report of Independent Accountants

Financial Statements:

     Balance Sheets - December 31, 1997 and 1996

     Statements of Operations - Years ended December 31, 1997, 1996 and 1995

     Statements of Partners' Capital - Years ended
         December 31, 1997, 1996 and 1995

     Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995

     Notes to Financial Statements

Financial Statement Schedules:

     Schedule III - Real Estate and Accumulated
         Depreciation as of December 31, 1997, 1996 and 1995

     Schedule IV - Mortgage Loans on Real Estate as of December 31, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Partners

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Life Pension Properties II; A Real Estate Limited Partnership (the "Partnership") at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Copley Properties Company II, Inc., the General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
------------------------
Boston, Massachusetts
March 23, 1998

NEW ENGLAND LIFE PENSION PROPERTIES II;
---------------------------------------
A REAL ESTATE LIMITED PARTNERSHIP
---------------------------------

BALANCE SHEETS

                                                     December 31,
                                              ------------------------

                                                  1997         1996
                                              -----------  -----------

ASSETS

Real estate investments:
   Ground leases and mortgage loans, net      $        --  $12,896,144
   Property, net                               11,660,486   16,795,323
   Deferred leasing costs and
     other assets, net                                 --      809,629
                                              -----------  -----------
                                               11,660,486   30,501,096

Cash and cash equivalents                       2,111,776    7,877,668
Short-term investments                          1,844,431    1,912,918
Interest and rent receivable                       31,341       46,982
                                              -----------  -----------

                                              $15,648,034  $40,338,664
                                              ===========  ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $    65,476  $ 1,014,398
Accrued management fee                             36,169       62,089
Deferred disposition fees                       1,172,249      472,312
                                              -----------  -----------
Total liabilities                               1,273,894    1,548,799
                                              -----------  -----------

Partners' capital:
    Limited partners ($172.58 per
      unit; 110,000 units authorized,
      39,917 units issued and outstanding)     14,261,105   38,719,002
    General partner                               113,035       70,863
                                              -----------  -----------
Total partners' capital                        14,374,140   38,789,865
                                              -----------  -----------
                                              $15,648,034  $40,338,664
                                              ===========  ===========

               (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
---------------------------------------
A REAL ESTATE LIMITED PARTNERSHIP
---------------------------------

STATEMENTS OF OPERATIONS

                                                Year ended December 31,
                                        --------------------------------------

                                           1997          1996          1995
                                        ----------   -----------   -----------

INVESTMENT ACTIVITY

Property rentals                        $2,960,401   $ 2,364,793   $ 2,340,380
Property operating expenses               (950,646)   (1,029,200)   (1,063,651)
Depreciation and amortization             (641,035)     (706,119)     (697,495)
                                        ----------   -----------   -----------
                                         1,368,720       629,474       579,234

Ground rentals and interest
 on mortgage loans                       1,564,335     2,552,474     2,679,916
Credit from (provision for) impaired
 mortgage loans                                  -        17,291    (1,428,000)
                                        ----------   -----------   -----------

 Total real estate operations            2,933,055     3,199,239     1,831,150

Gain on disposition of investments       3,723,281             -             -
                                        ----------   -----------   -----------
 Total real estate activity              6,656,336             -             -

Interest on cash equivalents
 and short-term investments                387,853       303,473       293,648
                                        ----------   -----------   -----------

 Total investment activity               7,044,189     3,502,712     2,124,798
                                        ----------   -----------   -----------

PORTFOLIO EXPENSES

Management fee                             218,407       248,355       248,355
General and administrative                 138,225       145,682       165,646
                                        ----------   -----------   -----------
                                           356,632       394,037       414,001
                                        ----------   -----------   -----------

NET INCOME                              $6,687,557   $ 3,108,675   $ 1,710,797
                                        ==========   ===========   ===========

Net income per limited
 partnership unit                          $165.86        $77.10        $42.43
                                        ==========   ===========   ===========

Cash distributions per limited
 partnership unit                          $778.58        $62.28        $61.17
                                        ==========   ===========   ===========

Number of limited partnership units
 outstanding during the year                39,917        39,917        39,917
                                        ==========   ===========   ===========


               (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
---------------------------------------
A REAL ESTATE LIMITED PARTNERSHIP
---------------------------------

STATEMENTS OF CASH FLOWS



                                                              Year ended December 31,
                                                   ----------------------------------------
                                                        1997          1996          1995
                                                   ------------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                        $  6,687,557   $ 3,108,675   $ 1,710,797
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                        641,035       706,119       697,495
   (Credit from) provision for impaired
    mortgage loans                                            -       (17,291)    1,428,000
   Gain on disposition of investment                 (3,723,281)            -             -
   Increase in deferred leasing costs and
    other assets                                        (33,086)     (348,491)      (67,865)
   Decrease (increase) in operating receivables         (27,623)      191,725      (178,617)
   Increase (decrease) in operating liabilities        (211,008)     (255,250)      (38,668)
                                                   ------------   -----------   -----------
    Net cash provided by operating activities         3,333,594     3,385,487     3,551,142
                                                   ------------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net proceeds from sale of investments               20,936,707     2,362,397             -
 Repayment of mortgage loan investments               1,062,500     2,423,791             -
 Capital expenditures on owned property                (763,835)   (1,285,649)   (1,247,337)
 Decrease (increase) in short-term
   investments, net                                      68,487       613,008    (1,206,689)
 Increase in deferred disposition fees                  699,937       157,848             -
                                                   ------------   -----------   -----------
   Net cash provided by (used in)
   investing activities                              22,003,796     4,271,395    (2,454,026)
                                                   ------------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITY:
 Distributions to partners                          (31,103,282)   (2,511,144)   (2,466,387)
                                                   ------------   -----------   -----------
   Net cash used in financing activity              (31,103,282)   (2,511,144)   (2,466,387)
                                                   ------------   -----------   -----------

Net increase (decrease) in cash and cash
 equivalents                                         (5,765,892)    5,145,738    (1,369,271)

Cash and cash equivalents:
 Beginning of year                                    7,877,668     2,731,930     4,101,201
                                                   ------------   -----------   -----------

 End of year                                       $  2,111,776   $ 7,877,668   $ 2,731,930
                                                   ------------   ===========   ===========

NON-CASH TRANSACTIONS:

     Effective October 14, 1997, the Partnership`s ground lease/mortgage loan investment in the Case Communications Building was converted to a wholly-owned property. The carrying value of this investment at conversion was $11,676,847.

               (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
---------------------------------------
A REAL ESTATE LIMITED PARTNERSHIP
---------------------------------

STATEMENTS OF PARTNERS' CAPITAL



                                                      Year ended December 31,
                         ------------------------------------------------------------------------
                                  1997                     1996                     1995
                         ----------------------   ----------------------   ----------------------

                         General        Limited    General       Limited    General       Limited
                         Partner       Partners    Partner      Partners    Partner      Partners
                        --------   ------------   --------   -----------   --------   -----------

Balance at beginning
   of year              $ 70,863   $ 38,719,002   $ 64,888   $38,127,446   $ 72,444   $38,875,480

Cash distributions       (24,704)   (31,078,578)   (25,112)   (2,486,032)   (24,664)   (2,441,723)

Net income                66,876      6,620,681     31,087     3,077,588     17,108     1,693,689
                        --------   ------------   --------   -----------   --------   -----------

Balance at end
   of year              $113,035   $ 14,261,105   $ 70,863   $38,719,002   $ 64,888   $38,127,446
                        --------   ============   ========   ===========   ========   ===========

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
---------------------------------------
A REAL ESTATE LIMITED PARTNERSHIP
---------------------------------

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     General
     -------

     New England Life Pension Properties II; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in June, 1984 and acquired six real estate investments through 1986, five of which have been sold as of December 31, 1997. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the General Partner could extend the investment period if it is in the best interest of the limited partners.

     The General Partner of the Partnership is Copley Properties Company II, Inc., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc. ("Copley"). Subject to the general partner's overall authority, the business of the Partnership is managed by AEW pursuant to an advisory contract.

     On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich Eastman & Waltch, Inc. and its affiliates and principals (collectively, "the AEW operations"). Simultaneously, a new entity, AEW Capital Management, L.P., was formed into which NEIC contributed its interest in Copley and its affiliates. As a result, the AEW operations were combined with Copley to form the business operations of AEW Capital Management, L.P. At year end 1997, NEIC completed a restructuring plan under which it contributed all of its operations to a newly formed private partnership, NEIC Operating Partnership, L.P., in exchange for a general partnership interest in the newly formed entity. As such, at December 31, 1997, AEW Capital Management, L.P. is wholly owned by NEIC Operating Partnership, L.P. AEW is a subsidiary of AEW Capital Management, L.P.

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

     At December 31, 1997 and 1996, an affiliate of the general partner owned 831 units of limited partnership interest which were repurchased from certain qualified plans within specified annual limitations provided for in the Partnership Agreement.

     Management
     ----------

     AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash from operations, as defined, before deducting such fees. Acquisition fees were paid in an amount equal to 2% of the gross proceeds from the offering. Disposition fees are limited to the lesser of 3% of the selling price of the property or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payment of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon.

     New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $9,265, $8,834 and $7,973 in 1997, 1996 and 1995, respectively.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

     Accounting Estimates
     --------------------

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

     Ground Leases and Mortgage Loans
     --------------------------------

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

     Impaired Mortgage Loans
     -----------------------

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

     Property
     --------

     Property, including ground lease mortgage loans which are in substance real estate investments, includes land, building, and improvements which are stated at cost less accumulated depreciation plus other operating assets and liabilities. The Partnership's initial carrying value of an investment previously reported as a ground lease/mortgage loan equals the carrying amount of the predessor investment at the conversion date.

     The Partnership and an affiliate share common ownership of the Willows Shopping Center investment. The form of the investment is a combination ground lease and mortgage loan, as described above; however, in this case (Willows Shopping Center), substantial economic risks of property ownership rest with the Partnership and its affiliate. Accordingly, the investment was accounted for as owned property, although the Partnership and its affiliate have a priority claim to all unrecognized contractual revenue. The Partnership's financial statements include its proportionate ownership share (75%) of the individual assets, liabilities, revenue and expenses related to the property. Land and buildings and improvements (net of accumulated depreciation) are classified as property in the balance sheet.

     Capitalized Costs, Depreciation and Amortization
     ------------------------------------------------

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

     Realizability of Real Estate Investments
     ----------------------------------------

     The Partnership considers a real estate investment to be impaired when it determines the carrying value of the investment is not recoverable through estimated undiscounted cash flows generated from the operations and disposal of the property. The impairment loss is based on the excess of the investment's carrying value over its fair market value. For investments being held for sale, the impairment loss also includes estimated costs of sale. Property held for disposition is not depreciated during the holding period.

     The carrying value of an investment may be more or less than its current appraised value. At December 31, 1997 the appraised value of the Partnership's remaining investment exceeded its carrying value by approximately $1,500,000. At December 31, 1996 the appraised values of all of the Partnership's investments exceed their respective carrying values by a total of approximately $980,000.

     The current appraised value of the real estate investment has been estimated by the General Partner and is generally based on a correlation of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

     Cash Equivalents and Short-Term Investments
     -------------------------------------------

     Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

     The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost, plus accrued interest, which approximates market value. At December 31, 1997 and 1996, all investments were in commercial paper with less than three and five months, respectively, remaining to maturity.

     Deferred Disposition Fees
     -------------------------

     Disposition fees due to AEW related to sales or restructuring of investments are included in the determination of gains or losses resulting from such transactions. According to the terms of the advisory contract, payment of such fees has been deferred until the limited partners first receive their capital contributions, plus stipulated returns thereon.

     Income Taxes
     ------------

     A partnership is not liable for income taxes and, therefore, no provision for income taxes is made in the financial statements of the Partnership. A proportionate share of the Partnership's income is reportable on each partner's tax return.

     Per Unit Computations
     ---------------------

     Per unit computations are based on the number of units of limited partnership interest outstanding during the year. The actual per unit amount will vary by partner depending on the date of admission to, or withdrawal from, the Partnership.

     Effective January 1, 1998, the Partnership adopted FAS 128 "Earnings per Share," which simplifies the standards of reporting earnings per share (EPS) previously found in APB Opinion No. 15. It provides guidance on the computation and disclosure of basic and diluted EPS and requires restatement of prior periods for comparative purposes. The adoption of FAS 128 did not have a material impact on the Partnership's financial statements.

NOTE 3 - INVESTMENTS IN GROUND LEASES AND MORTGAGE LOANS
--------------------------------------------------------

Industrial/Research and Development Building in Columbia, Maryland ("Columbia")
--------------------------------------------------------------------------------

     In 1984, the Partnership purchased the ground leasehold interest in a 2.5 acre parcel of land located in Columbia, Maryland, which is subleased to Columbia Warehouse Limited Partnership ("CWLP") for $137,500. The ground lease, as amended on June 1, 1989, had an unexpired term of approximately 75 years. Annual rental revenue under the ground lease was approximately $3,420 and was adjusted at five-year intervals. The Partnership received an annual rent of $16,500 from the sublessee, plus an annual percentage rent equal to 75% of gross revenues from the rental of the building in excess of a base amount. The Partnership was entitled to receive 75% of the net proceeds from the sale of the entire property after it recovered its investment in the land and the mortgage loan described below.

     In 1984 the Partnership also made a $1,062,500 non-recourse mortgage loan to CWLP that matured on June 29, 1994. The loan was secured by a first mortgage of the building and of the leasehold interest in the land. Interest only was payable monthly at the rate of 12% per annum.

     In October 1996, the Partnership reached an agreement in principle with the borrower on the mortgage loan, whereby the maturity date would be extended to December 1997. In addition, the fixed interest and ground rental payments would be reduced, but the Partnership's rate of participation in revenue from the underlying property would be increased to 80%. The agreement was further amended whereby the Partnership would be able to cause a sale of the property. In October 1997, the Partnership formally executed the agreement to renew the mortgage loan at the previously agreed upon terms.

     On October 27, 1997, the Partnership sold the Columbia property for $1,900,000. The selling price was determined by arm's length negotiations between the Partnership and the buyer. The Partnership received its share of the net proceeds totaling $1,671,200, after closing costs and repayment of the ground lease investment and mortgage loan, and recognized a gain of $400,826 ($10.04 per limited partnership unit). A disposition fee of $57,000 was accrued but not paid to AEW. On November 25, 1997, the Partnership made a capital distribution of $1,672,123 ($41.89 per limited partnership unit) from the proceeds of the sale and reserves.

Research and Development Facility in Columbia, Maryland ("Case Communications
-----------------------------------------------------------------------------
Building")
----------

     The Partnership continues to own a 19.2 acre parcel of land in Columbia, Maryland, which it acquired for $2,570,379 and leased back to the seller. A 160,000 square foot research and development building has been constructed on the land. The ground lease has a term of 60 years and provides for a fixed annual rent of $262,392 plus additional rent equal to 65.864% of gross revenues from the rental of the building in excess of a base amount. The Partnership is entitled to receive 60% of the net proceeds from the sale of the entire property after it has recovered its investment in the land and the mortgage loan.

     The Partnership has also fully funded an $8,814,621 non-recourse mortgage loan to the ground lessee. Interest only was payable monthly at the rate of 11% per annum. The loan matured on May 1, 1995 and is secured by a first mortgage of the building and the leasehold interest in the land. The Partnership has also fully funded an additional $1,000,000 loan. This loan bore interest at the rate of 14% per annum, is secured by a second mortgage on the building and leasehold interest in the land and matured simultaneously with the first mortgage loan described above.

     In October 1996, the Partnership reached an agreement in principle ("Case Agreement") with the borrower on the mortgage loan, whereby the maturity date was extended to December 1997. In addition, the fixed interest and ground rental payments were reduced to 9.5%, but the Partnership's rate of participation in revenue from the underlying property was increased, effective January 1, 1997. Further, the Partnership will be able to cause a sale of the property. In October 1997, the Partnership formally executed the agreement to renew the mortgage loans at the previously agreed upon terms.

     As a result of the execution of the Case Agreement which, amongst other things, increased the Partnership's participation in revenues and residual proceeds from sale of the collateral to 80% and granted the Partnership the ability to force a sale, the Partnership converted this investment to an owned "Property" effective in the fourth quarter of 1997. Net real estate operations for the fourth quarter of 1997 amounted to approximately $455,000 for the Case Communications Building.

The following is a summary of the Partnership's investments in the Case Communications and Columbia Warehouse ground leases and mortgage loans:

                                                       December 31,
                                                   1997           1996
                                               -------------  ------------

    Cash invested                              $ 13,585,000   $13,585,000

    Unamortized
      acquisition costs and fees, net                12,755        18,677

    Accrued ground lease and
      mortgage loan receivables                      92,467        92,467

    Sale of Collateral (Columbia Warehouse)      (1,213,375)            -

    Valuation allowance for
      impaired mortgage loans                      (800,000)     (800,000)

    Transfer to wholly-owned property
    (Case Communications Building)              (11,676,847)            -
                                               ------------   -----------
                                               $          -   $12,896,144
                                               ============   ===========

     Sale of Elkridge Buildings
     --------------------------

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

     Sale of Susana Corporate Center
     -------------------------------

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

     Sale of Oxford Place
     --------------------

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

     Valuation Allowance
     -------------------

     The activity in the valuation allowance during 1996 and 1997, together with the related recorded and carrying values of the impaired mortgage loans at the beginning and end of each year, are summarized in the table below.

                                       Recorded     Valuation      Carrying
                                        Value       Allowance       Value
                                     ------------  ------------  ------------

Balance at January 1, 1996            15,619,235    (3,898,000)   11,721,235
                                     ===========   ===========   ===========

Increase in estimated fair
  market value of collateral, net                       17,291        17,291

Sale of collateral (Columbia)         (5,712,147)    3,080,709    (2,631,438)
                                     -----------   -----------   -----------

Balance at December 31, 1996         $ 9,907,088   $  (800,000)  $ 9,107,088
                                     ===========   ===========   ===========

Transfer to wholly-owned
  property (Case
  Communications)                     (9,907,088)      800,000    (9,107,088)

Balance at December 31, 1997         $        --   $        --   $        --
                                     ===========   ===========   ===========

Except for the effect of the mortgage loan restructuring, the average recorded value of the impaired mortgage loans did not differ materially from the balances at the end of each period. As a result of the restructuring, the valuation allowance of $800,000 was charged off against the basis of the property investment at the conversion date.


NOTE 4 - INVESTMENTS IN PROPERTIES
----------------------------------

Willows Shopping Center, Concord, California


     The Willows Shopping Center investment (the "Willows"), acquired in
1984, was owned jointly with an affiliate of the Partnership (the "Affiliate"); the Partnership had a 75% ownership share. The ground lessee/mortgagor stopped paying interest on the mortgage loan as of March 1990. As a result, the Partnership and its Affiliate began foreclosure proceedings to take possession of the property. A protracted series of legal interactions ensued, including the filing of an involuntary bankruptcy petition by the second leasehold mortgagee. In June 1991, the Partnership and its Affiliate sold the mortgage note to the original owner of the Willows, which in turn undertook and completed the foreclosure action. The Partnership and its Affiliate received a new mortgage note; the principal related to the Partnership's share was $11,147,406. The note bore interest at 9.323% per annum payable monthly, however, it could accrue with interest compounded at 11%. The loan had a maturity date of June 18, 2001. The original owner also assumed the ground lease. The ground lease provided for annual rental payments to the Partnership of $412,500. Rental payments were accruable through June 1996, with interest compounding at 11%, however, the Partnership had permitted additional accrual beyond that date as it evaluated various alternatives. The ground lease also provided for participation rentals at 70% of gross revenues in excess of a base amount to the Partnership and its Affiliate.

     In connection with a major renovation of the property, on January 1, 1995, the Partnership and its Affiliate committed to make a construction loan to the ground lessee in the amount of $2,500,000. This loan was also accounted for as an investment in property. The Partnership's share was $1,875,000, of which $927,540 had been funded as of December 31, 1996. Interest accrued at 11% compounded monthly. Debt service payments began on January 1, 1996, including principal payments based upon a 15-year amortization schedule. In addition, the ground lease was amended whereby after January 1, 1996, the Partnership and the Affiliate could, at their sole discretion, offer the entire property for sale.

     On September 18, 1997, the Willows Shopping Center was sold to an institutional buyer (the "Buyer") unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and its Affiliate and the Buyer. The total sales price was $28,575,000. The Partnership received its share of the net proceeds totaling $21,027,944, after closing costs, and recognized a gain of $3,322,455 ($82.40 per limited partnership unit). A disposition fee of $642,937 was accrued but not paid to AEW. On October 30, 1997, the Partnership made a capital distribution of $21,037,856 ($527.04 per limited partnership unit) from the proceeds of the sale and reserves.

Case Communications Building, Columbia Maryland
-----------------------------------------------

     As described in Note 3, the Partnership previously held the Case Communications Building investment as a combination ground lease/mortgage loan. As a result of a restructuring of this investment in October 1997, the Partnership acquired virtually the same risks and potential rewards of ownership of the property would entail. Accordingly, in October 1997, the Partnership commenced accounting for this investment as an owned property.

At December 31, 1997, the Case Communications Building Property investment is comprised of the following:

          Land                              $ 2,581,367
          Building and Other Assets, net      9,079,119
                                            -----------
          Total  Property                   $11,660,486
                                            ===========

The buildings and improvements are being depreciated over 30 years using the straight-line method.


NOTE 5 - INCOME TAXES
---------------------

     The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                        Year ended December 31,
                              ---------------------------------------
                                   1997           1996       1995
                              ------------   -----------   ----------

Net income per financial
  statements                  $  6,687,557   $ 3,108,675   $1,710,797
Timing differences:
  Ground rent and mortgage
   loan interest (1)             1,208,197     1,800,239    1,779,246
  Valuation allowances                  --        17,291    1,428,000
  Loss on sale                 (11,764,860)   (3,919,175)          --
                              ------------   -----------   ----------

Taxable income (loss)         $ (3,869,106)  $ 1,007,030   $4,918,043
                              ============   ===========   ==========

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


NOTE 7 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended December 31, 1997 were made on January 29, 1998 in the aggregate amount of $365,704 ($9.07 per limited partnership unit).

                                Schedule III 97

                    NEW ENGLAND LIFE PENSION PROPERTIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                                                                    SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1997



                                            Initial Cost to Partnership          Costs Subsequent to Acquisitions
                                          --------------------------------   -----------------------------------------
                                                            Land                                    Adjustment in
                             Encum-                      Buildings &          Building &           Land Investment
Description                  brances       Land         Improvements         Improvements        due to Restructuring
-------------------------    ----------   -----------   ------------------   -----------------   ---------------------
Industrial
 Buildings
 Columbia, Maryland           Note A        2,618,087           0               9,152,119                (36,720)
                              ----------------------------------------------------------------------------------------
           Total                           $2,618,087          $0              $9,512,119
                              ========================================================================================

                               Gross amount at which
                             Carried at Close of Period
                             ----------------------------
                                                                              Accumulated
                                            Buildings &                      Depreciation         Date        Depreciable
Description                     Land        Improvements       Total        & Amortization      Acquired          Life
-------------------------    -----------   --------------   -----------   -----------------   -------------   --------------
Industrial
 Buildings
 Columbia, Maryland            2,581,367     9,152,119       11,733,486          (73,000)       05/02/85          --
                              ----------   --------------   -----------   -----------------   -------------   --------------
          Total               $2,581,367    $9,152,119      $11,733,486         $(73,000)
                              ==========    =============   ===========   =================   =============   ==============

          Notes:

     (A) All senior mortgages on the properties are held by New England Life Pension Properties II

     (B) Additions in 1997 relate to Mortgage loan restructuring described in Footnote-3 in Notes to the Financial Statements

Reconciliation of real estate owned:                                      1995                1996             1997

          Balance at beginning of period                               $21,318,333         $22,565,670      $ 22,460,406
               Acquisitions                                              1,247,337           2,049,486         9,115,399
               Dispositions                                                      0          (2,154,750)      (19,854,319)
                                                                      ------------         -----------      ------------
          Balance at end of period                                     $22,565,670         $22,460,406      $ 11,733,486
                                                                      ============         ===========      ============

          Accumulated depreciation
             at beginning of year                                      $ 1,740,992         $ 2,299,292         2,938,527
          Depreciation expense                                             555,128             636,063           553,523
          Amortization expense                                               3,172               3,172             3,172
          Dispositions                                                                                        (3,422,222)

          Accumulated depreciation at end of year:                     $2,299,292          $2,938,527             73,000
                                                                     ------------         -----------       ------------

                                Schedule IV 97

03/25/98             NEW ENGLAND LIFE PENSION PROPERTIES II
                       A REAL ESTATE LIMITED PARTNERSHIP

                         MORTGAGE LOANS ON REAL ESTATE            SCHEDULE IV
                            AS OF DECEMBER 31, 1997

                                                   Final          Periodic
                                 Interest         Maturity        Payment           Prior        Face Amount
Description                        Rate            Date            Terms            Liens        of Mortgage
-------------------------      -------------      ---------      ------------      -------      ---------------
Research and Development
  Buildings                           9.50%                        Interest           --          8,814,621
  Columbia, Maryland           (See Note 3)        05/01/95         Monthly
                                                                   Principal
                                                                  at Maturity

                                     14.00%                        Interest            --         1,000,000
                               (See Note 3)        05/01/95         Monthly
                                                                   Principal
                                                                  at Maturity
                               -------------      ---------      ------------      -------      ---------------
     Total                                                                                        $9,814,621
                               =============      =========      ============      =======      ===============

                                                    Valuation
                                                    Allowance          Accrued                            Carrying
                                Disposition        for Impaired        Interest        Reclass (1)        Amount of
Description                                       Mortgage Loans      Receivable                          Mortgage
-------------------------      -------------      --------------      ------------     --------------     ---------
Research and Development
  Buildings
  Columbia, Maryland                  --             (800,000)           92,467          (8,107,088)           $0



                                 (1,000,000)                --               --                                $0



                               -------------      --------------      ------------     --------------     ---------
                                $(1,000,000)        $(800,000)          $92,467         $(8,107,088)           $0
                               =============      ==============      ============     ==============     =========

                                                         1995                 1996                 1997
Balance at beginning of period                        $14,126,658          $12,691,267          $10,169,588
Reclass of accrued interest receivable                        --                92,467
Valuation allowance for impaired mortgage loans        (1,428,000)              17,291
Amortization                                               (7,391)                   0
Reclass to wholly-owned property                              --                   --            (8,107,088)
Dispositions                                                                (2,631,437)          (2,062,500)
                                                      ------------         -----------          -----------
Balance at end of period                              $12,691,267          $10,169,588                   $0
                                                      ------------         -----------          -----------

Notes:
/(1)/ Represents the reclass of the Partnership's mortgage loan investment to Property (see Footnote - 3 in Notes to Financial Statement)

                             FINANCIAL STATEMENTS
                                  INDEX NO. 2

                   AUDITOR'S REPORT AND FINANCIAL STATEMENTS

                 OF M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
             (REFERRED TO ELSEWHERE HEREIN AS CASE COMMUNICATIONS)



Independent Auditor's Report of Wolpoff & Company, LLP


Balance Sheets - December 31, 1997 and 1996

Statements of Income - For the Years Ended
  December 31, 1997, 1996 and 1995

Statements of Partners' Capital - For the Years Ended
  December 31, 1997, 1996 and 1995

Statements of Cash Flows - For the Years Ended
  December 31, 1997, 1996 and 1995

Notes to Financial Statements

                  M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP

                               FINANCIAL REPORT

                               DECEMBER 31, 1997

                  M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                  ------------------------------------------

                                   CONTENTS
                                   --------

                               DECEMBER 31, 1997
                               -----------------

ACCOUNTANT'S REVIEW REPORT                                              1

FINANCIAL STATEMENTS

  Statement of Assets, Liabilities, and Partners' Capital
    - Income Tax Basis                                                2 - 3

  Statement of Revenue and Expenses - Income Tax Basis                  4

  Statement of Changes in Partners' Capital - Income Tax Basis          5

  Statement of Cash Flows - Income Tax Basis                            6

  Notes to Financial Statements                                       7 - 9

ACCOUNTANTS REPORT ON SUPPLEMENTARY INFORMATION                         10

SUPPLEMENTARY INFORMATION

  Schedule of Supplemental Ground Rent Calculation                      11

  Schedule of Changes in Partners' Capital - Income Tax Basis           12

                            WOLPOFF & COMPANY, LLP

To the Partners
M.O.R. XXIX Associates Limited Partnership
Columbia, Maryland

We have reviewed the accompanying statement of assets, liabilities, and partners' capital - income tax basis of M.O.R. XXIX Associates Limited Partnership as of December 31, 1997 and 1996, and the related statements of revenue and expenses - income tax basis, changes in partners' capital - income tax basis, and cash flows -income tax basis for the years ended December
31, 1997, 1996, and 1995, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of M.O.R. XXIX Associates Limited Partnership.

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


                                   /s/ Wolpoff & Company, LLP

                                   WOLPOFF & COMPANY, LLP

Baltimore, Maryland
January 9, 1998


352480           CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

        200 SAINT PAUL PLACE . SUITE 2300 .  BALTIMORE, MARYLAND 21202
                      (410) 837-3770 . FAX (410) 752-2369

   P.O. BOX 470 . 1301 WEST WASHINGTON STREET . HAGERSTOWN, MARYLAND 21741
                      (301) 733-7200 . FAX (301) 797-3153

--------------------------------------------------------------------------------

                   M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                   ------------------------------------------

   STATEMENT OF ASSETS, LIABILITIES, AND PARTNERS' CAPITAL - INCOME TAX BASIS
   --------------------------------------------------------------------------


                                     ASSETS
                                     ------

                                                            December 31,
                                                     -----------------------
                                                        1997         1996
                                                     ----------   ----------
PROPERTY, AT COST - Notes 1, 3 and 6
  Building and Improvements                          $4,532,735   $4,532,735
  Tenant Improvements                                 4,343,486    4,343,486
  Deferred Costs                                      1,078,229    1,026,429
                                                     ----------   ----------
                                                      9,954,450    9,902,650
  Less Accumulated Depreciation and Amortization      6,616,056    6,051,751
                                                     ----------   ----------

     PROPERTY, NET                                    3,338,394    3,850,899
                                                     ----------   ----------

OTHER ASSETS
  Cash and Cash Equivalents - Notes 1 and 7               6,162        2,612
  Restricted Escrow Funds - Note 7                      170,070       47,204
  Receivable, Affiliates - Note 4                        95,175      100,040
  Tenant Receivables                                     27,262       48,207
                                                     ----------   ----------

     TOTAL OTHER ASSETS                                 298,669      198,063
                                                     ----------   ----------
                                                     $3,637,063   $4,048,962
                                                     ==========   ==========

------------

See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                   M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                   ------------------------------------------

   STATEMENT OF ASSETS, LIABILITIES, AND PARTNERS' CAPITAL - INCOME TAX BASIS
   --------------------------------------------------------------------------

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

                                                December 31,
                                           ------------------------
                                              1997          1996
                                           -----------   ----------
LIABILITIES

  Mortgages Payable - Note 2               $ 9,814,621   $9,814,621
  Accrued Interest Payable                      77,699       92,467
  Accounts Payable and Accrued Expenses         17,196       37,067
  Accrued Ground Rent                          103,552       38,361
  Payable to Tenant                                -0-        4,405
                                           -----------  -----------

     TOTAL LIABILITIES                      10,013,068    9,986,921

COMMITMENTS AND CONTINGENCY - Note 3

PARTNERS' CAPITAL (DEFICIT)                 (6,376,005)  (5,937,959)
                                           -----------  -----------
                                           $ 3,637,063  $ 4,048,962
                                           ===========  ===========

--------------
See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                   M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                   ------------------------------------------

              STATEMENT OF REVENUE AND EXPENSES - INCOME TAX BASIS
              ----------------------------------------------------


                                                                 Year Ended December 31,
                                                            ------------------------------------
                                                               1997         1996        1995
                                                            ----------   ----------   ----------
REVENUE - Note 5
 Rental Income
      Base Rent                                             $2,071,702   $1,931,810   $1,940,000
      Special Rent                                                 -0-      160,000      160,000
      Operating Expense Reimbursement (Net of Expenses)        180,193      180,765      183,934
                                                            ----------   ----------   ----------
                                                             2,251,895    2,272,575    2,283,934
     Interest and Other Income                                   8,002        7,910       28,533
                                                            ----------   ----------   ----------

           TOTAL REVENUE                                     2,259,897    2,280,485    2,312,467
                                                            ----------   ----------   ----------
OPERATING EXPENSES
     Property Taxes                                            187,305      186,202      187,073
     Management Fees - Note 4                                   84,606       80,963       83,164
     Legal and Accounting                                        7,584        3,767        4,190
     General and Administrative                                  6,052          708        4,038
     Reimburse to Tenant                                           -0-      100,037          -0-
     Bad Debts                                                     -0-          541          -0-
                                                            ----------   ----------   ----------

      TOTAL OPERATING EXPENSES                                 285,547      372,218      278,465
                                                            ----------   ----------   ----------
OPERATING INCOME                                             1,974,350    1,908,267    2,034,002
                                                            ----------   ----------   ----------

MORTGAGE INTEREST AND
 GROUND RENT - Notes 2 and 3
  Mortgages                                                    932,389    1,109,608    1,109,608
  Ground Rent                                                  894,163      713,435      718,830
                                                            ----------   ----------   ----------
                                                             1,826,552    1,823,043    1,828,438
                                                            ----------   ----------   ----------

INCOME BEFORE DEPRECIATION AND AMORTIZATION                    147,798       85,224      205,564

DEPRECIATION AND AMORTIZATION                                 (564,305)    (507,436)    (525,263)
                                                            ----------   ----------   ----------
NET LOSS                                                    $ (416,507)  $ (422,212)  $ (319,699)
                                                            ----------   ----------   ----------

------------
See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                   M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                   ------------------------------------------

          STATEMENT OF CHANGES IN PARTNERS' CAPITAL - INCOME TAX BASIS
          ------------------------------------------------------------

                                                       Year Ended December 31,
                                             ------------------------------------------
                                                 1997             1996          1995
                                             -----------      -----------   -----------
CAPITAL CONTRIBUTIONS                        $     1,000      $     1,000   $     1,000
                                             -----------      -----------   -----------
REDEMPTION OF PARTNER'S INTEREST - Note 6        259,800          259,800       259,800
                                             -----------      -----------   -----------
DISTRIBUTIONS
  Prior Years                                 (1,126,670)        (914,624)     (744,927)
  Current Year                                   (21,539)        (212,046)     (169,697)
                                             -----------      -----------   -----------
                                              (1,148,209)      (1,126,670)     (914,624)
                                             -----------      -----------   -----------
ACCUMULATED LOSSES
  Prior Years                                 (5,072,089)      (4,649,877)   (4,330,178)
  Current Year                                  (416,507)        (422,212)     (319,699)
                                             -----------      -----------   -----------
                                              (5,488,596)      (5,072,089)   (4,649,877)
                                             -----------      -----------   -----------
TOTAL PARTNERS' DEFICIT                     $ (6,376,005)     $(5,937,959)  $(5,303,701)
                                            ============      ===========   ===========

-------------
See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                   M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                   ------------------------------------------

                   STATEMENT OF CASH FLOWS - INCOME TAX BASIS
                   ------------------------------------------

                                                                 Year Ended December 31,
                                                         -----------------------------------
                                                            1997         1996        1995
                                                         ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                               $(416,507)   $(422,212)   $(319,699)
                                                         ---------    ---------    ---------
  Adjustments to Reconcile Net Loss to
    Net Cash Provided by Operating Activities
     Depreciation and Amortization                         564,305      507,436      525,263
     Change in Tenant Receivables                           20,945      (41,101)      75,085
     Change in Accounts Payable and Accrued Expenses       (19,871)       4,777      (52,564)
     Change in Payable to Tenant                            (4,405)     (45,659)      29,280
     Decrease in Accrued Interest Payable                  (14,768)         -0-          -0-
     Change in Accrued Ground Rent                          65,191       37,043      (41,506)
                                                         ---------    ---------    ---------
      Total Adjustments                                    611,397      462,496      535,558
                                                         ---------    ---------    ---------

         Net Cash Provided by Operating Activities         194,890       40,284      215,859
                                                         ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deferred Costs                                           (51,800)     (10,360)     (39,278)
  Change in Property Tax and Insurance Fund               (122,866)     (45,940)      39,086
  Change in Receivable, Affiliates                           4,865      397,122     (120,616)
  Decrease in Refundable Deposit                               -0-     (299,963)         -0-
                                                         ---------    ---------    ---------

        Net Cash Provided (Used) by Investing Activities  (169,801)      40,859     (120,808)
                                                         ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to Partners                                (21,539)    (212,046)    (169,697)
                                                         ---------    ---------    ---------
NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS                                 3,550     (130,903)     (74,646)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 2,612      133,515      208,161
                                                         ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                   $   6,162    $   2,612    $ 133,515
                                                         ---------    ---------    ---------
SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
  Cash Paid During the Year for Interest                 $ 947,157   $1,109,608    $1,109,608
                                                         =========   ==========    ==========

-----------
See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                   M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                   ------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 1997
                               -----------------



Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization
         ------------

         M.O.R. XXIX Associates Limited Partnership (the Partnership) was formed in November 1984 pursuant to an agreement under the Maryland Uniform Limited Partnership Act. The Partnership owns and operates an office building in Howard County, Maryland, containing approximately 160,000 square feet of leasable area. The building was placed into service on March 1, 1986, and has been 100% occupied since that date (see Note 5).

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

         The majority of the partnership's cash is held in financial institutions with insurance provided by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Periodically during the year, an account balance exceeded the FDIC insurance limitation.

         Interest Expense
         ----------------
         Interest expense and real property taxes incurred during the construction period were capitalized as a deferred cost and were amortized over a 10-year period.

         Depreciation
         ------------
         All property is recorded at cost Building costs are being depreciated using the Accelerated Cost Recovery System (ACRS) (19 years, straight-line) for costs incurred prior to December 31, 1986, and the Modified Accelerated Cost Recovery System (MACRS) (31.5 and 39 years, straight-line) for costs incurred after 1986.

         Amortization
         ------------
         Various deferred costs are being amortized as follows:

                                                     Amortization
                                           Amount       Period
                                          --------  ---------------
              Leasing Commissions          478,120  5-10 Years
              Permanent Mortgage Costs     114,980  Fully Amortized
                                          --------

                                          $593,100
                                          ========

                   M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                   ------------------------------------------

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                               DECEMBER 31, 1997
                               -----------------



Note l -  Income Taxes
          ------------
(Cont.) Partnerships are not subject to income taxes. The partners are required to report their respective shares of partnership income or loss and other tax items on their income tax returns.

          Use of Estimates
          ----------------
          The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures.


Note 2 -  FINANCING

          Mortgage Debt
          -------------
          Mortgage financing was provided by New England Life Pension Properties II in the amount of $9,814,621, through two separate nonrecourse mortgages. The first mortgage originated May 1, 1985, in the amount of $8,814,621 and an interest rate of 11%. The second mortgage was fully funded during 1986 in the amount of $1,000,000; the interest rate was 14%. Effective January 1, 1997, the mortgages were amended to reduce the interest rate to 9.5% and extend the maturity dates to December 31, 1997. At December 31, 1997, the mortgage automatically extended to an additional year at the same terms. Pertinent information regarding these mortgages is as follows:


                                                  First Mortgage    Second Mortgage
                                                  --------------    ---------------
         Outstanding Balance, December 31,1997      $8,814,621         $1,000,000
         Interest Rate                                 9.5%               9.5%
         Payment Constant                         Interest Only      Interest Only
         Original Term                              10 Years            9 Years
         Maturity Date                            December 31,1997   December 31,1997
         Amount Due at Maturity                      $8,814,621         $1,000,000


Note 3 -  LAND SALE AND LEASEBACK

          In 1985 the Partnership sold its land to New England Life Pension Properties II for $2,385,379 and entered into a land lease with a term of 60 years. Effective January 1, 1997, the annual base is $226,611. The lease provides for supplemental rent equal to 80% of the gross receipts of the property, in excess of $1,237,500. Prior to January
          1, 1997, the annual base was $262,392, and the supplemental rent was 65.864% of gross receipts in excess of $1,247,500. For this purpose, the special tenant rent amounting to $160,000 annually is not included in gross receipts for 1996 and 1995.

          The remaining minimum land lease payments total $11,103,939 for 1998 through 2045. The total ground rent for 1997, 1996, and 1995 is as follows:

                                    1997      1996      1995
                                  --------  --------  --------

            Basic Annual Rent     $226,611  $262,392  $262,392

            Supplemental Rent*     667,552   451,043   456,438
                                  --------  --------  --------
                                  $894,163  $713,435  $718,830
                                  --------  --------  --------


            * See Schedule of Supplemental Ground Rent Calculation.

                   M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                   ------------------------------------------

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                               DECEMBER 31, 1997
                               -----------------

Note 4 - RELATED PARTY TRANSACTIONS



         The Partnership has various contractual arrangements with Manekin Corporation, an entity affiliated with certain partners.

         Management Fees
         ---------------
         The Partnership has entered into an agreement with Manekin Corporation to act as management agent for the property. The management agreement provided for management fees equal to 1% of rents and tenant expense billings. On January 1, 1996, the management fee was increased to 3%. For 1997, 1996, and 1995, management fees of $84,606, $80,963, and
         $83,164, respectively, were incurred.

         Receivable, Affiliates
         ----------------------
         The Partnership participates in a central disbursing cash account with various entities affiliated with the Partnership. As of December 31, 1997 and 1996, the Partnership's share of the cash account was $93,094 and $100,040, respectively, and is reflected as receivable, affiliates. The funds earn interest at the applicable federal rate. As of December 31, 1997, other receivables from affiliates amounted to $2,081.

Note 5 - TENANT LEASE

         The building has been 100% leased to the U.S. Government since January 1, 1990. The tenant has been negotiating a new lease with the landlord since October 31, 1996. The tenant pays base rent plus operating expenses and real estate taxes.

Note 6 - REDEMPTION OF PARTNER'S INTEREST

         On December 18, 1986, the Partnership redeemed a partner's interest in the partnership. Concurrently, the basis of the Partnership's real property was adjusted pursuant to (S)734 of the Internal Revenue Code
         (IRC). The increase in basis was $259,800.

Note 7 - CASH RESTRICTIONS

         On December 30, 1991, the Manekin Organization and the partners of the Partnership entered into a restructure and loan agreement with Mercantile-Safe Deposit & Trust Company (Mercantile). As a result, the organization entered into a lockbox arrangement with Mercantile whereby all rent payments are received directly by the bank. These funds are held for payment of monthly expenses including escrow amounts. Additionally, at its discretion, Mercantile may apply the remaining available funds to reduce debt owed to Mercantile, which is guaranteed by the Partnership and the partners.

To the Partners
M.O.R. XXIX Associates Limited Partnership
Columbia, Maryland


                ACCOUNTANTS REPORT ON SUPPLEMENTARY INFORMATION
                -----------------------------------------------

The accompanying supplementary information contained on pages 11 and 12 is presented for purposes of additional analysis. Such information has not been subjected to the same inquiries and analytical procedures applied in the review of the basic financial statements, but has been compiled from information that is the representation of the management of M.O.R. XXIX Associates Limited Partnership, without audit or review. Accordingly, we do not express an opinion or any other form of assurance on such supplementary information.


                                   /s/ Wolpoff & Company, LLP

                                   WOLPOFF & COMPANY, LLP

Baltimore, Maryland
January 9, 1998

                   M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHIP
                   ------------------------------------------

                SCHEDULE OF SUPPLEMENTAL GROUND RENT CALCULATION
                ------------------------------------------------


                                                   Year Ended December 31,
                                          --------------------------------------
                                             1997          1996          1995
                                          ----------    ----------    ----------

GROSS RENT RECEIPTS                       $2,072,000    $1,931,810    $1,940,000

BASE                                       1,237,560     1,247,000     1,247,000
                                          ----------    ----------    ----------
GROSS RENT RECEIPTS IN EXCESS OF BASE        834,440       684,810       693,000

APPLICABLE PERCENTAGE                         80.000%       65.864%       65.864%
                                          ----------    ----------    ----------

SUPPLEMENTAL GROUND RENT                  $  667,552    $  451,043    $  456,438
                                          ----------    ----------    ----------


----------
See Accountant's Report on Supplementary Information.

                   M.O.R. XXIX ASSOCIATES LIMITED PARTNERSHlP
                   ------------------------------------------

          SCHEDULE OF CHANGES IN PARTNERS' CAPITAL - INCOME TAX BASIS
          -----------------------------------------------------------

                          YEAR ENDED DECEMBER 31, 1997
                          ----------------------------

                                          Partners'                               Partners'
                             Partners      Capital         Current Year            Capital
                             Ownership    (Deficit)   ------------------------    (Deficit)
                             Percentage   12/31/96     Distributions   Net Loss    12/31/97
                            -----------  -----------   -------------  ---------   ------------
GENERAL PARTNER
  RA & DM, Inc.                    1.00% $   (59,380)  $        (215) $ (4,165)   $    (63,760)

LIMITED PARTNER
  MRU Limited Partnership         99.00%  (5,878,579)        (21,324)  (412,342)    (6,312,245)
                            -----------  -----------   -------------  ---------   ------------
                                 100.00% $(5,937,959)  $     (21,539) $(416,507)  $ (6,376,005)
                            ===========  ===========   =============  =========   ============

-----------------------
See Accountants Report on Supplementary Information.

                                 EXHIBIT INDEX
                                 -------------

Exhibit                                                                            Page
Number                                    Exhibit                                 Number
---------  ---------------------------------------------------------------------  ------

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


Exhibit                                                                            Page
Number                                    Exhibit                                 Number
---------  ---------------------------------------------------------------------  ------

10K.       Ground Lease dated as of December 21, 1984, between the                 *
           Registrant, as Lessor, and Susana Partners '82 ("Susana") as Lessee
           (filed as Exhibit 10(i)a to Form 8-K dated February 4, 1985, as filed on or about February 15, 1985, as amended).

10L.       Deed of Trust and Security Agreement dated as of December 21,           *
           1984, among the Registrant, as Grantee, Susana, as Grantor, and First American Title Insurance Company, as Trustee (filed as
           Exhibit 10(i)b to Form 8-K dated February 15, 1985, as amended).

10N.       Mortgage and Security Agreement, dated as of September 26, 1985,        *
           by and between Oxford Place Apartments Limited Partnership,
           Mortgagor, and the Registrant, Mortgagee, in the amount of $4,250,000.

10O.       Promissory Note, dated as of September 26, 1985, in the principal       *
           amount of $4,250,000 from the Registrant to Oxford Place Apartments
           Limited Partnership.

10P.       Ground Lease dated as of September 26, 1985 between the Registrant,     *
           as Landlord and Oxford Place Apartments Limited Partnership,
           as Tenant.

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

10W.       Assignment of Leases and Rents dated June 13, 1991 by Willows           *
           Concord Venture to New England Life Pension Properties;
           A Real Estate Limited Partnership and the Registrant.


Exhibit                                                                            Page
Number                                    Exhibit                                 Number
---------  ---------------------------------------------------------------------  ------

10X.       Amended and Completely Restated Ground Lease dated effective            *
           as of June 18, 1991 between Registrant, New England Life
           Pension Properties II; A Real Estate Limited Partnership
           and Willows Concord Venture.

10Y.       Amended and Restated Secured Promissory Note effective as of            *
           June 14, 1991, in the principal amount of $14,863,206.38 from
           Willows Concord Venture to the Registrant and New England Life
           Pension Properties II; A Real Estate Limited Partnership.

10Z.       Modification Agreement and First Amendment to Loan Documents dated      *
           August 13, 1991, by and between Willows Concord Venture, the
           Registrant and New England Life Pension Properties II; A Real
           Estate Limited Partnership.

10AA.      Modification Agreement and Second Amendment to Loan Documents           *
           dated September 12, 1991, by and between Willows Concord Venture, the Registrant and New England Life Pension Properties II; A Real
           Estate Limited Partnership.

10BB.      Modification Agreement and Third Amendment to Loan Documents            *
           dated October 15, 1991, by and between Willows Concord Venture, the Registrant and New England Life Pension Properties II; A Real
           Estate Limited Partnership.

10CC.      Fourth Amendment to Loan Documents dated December 17, 1992              *
           by and between Willows Concord Venture Registrant and New England
           Life Pension Properties II; A Real Estate Limited Partnership.

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

27.       Financial Data Schedule

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

                              NEW ENGLAND LIFE PENSION PROPERTIES II;
                              A REAL ESTATE LIMITED PARTNERSHIP



Date:  March 31, 1998         By:    /s/ Wesley M. Gardiner, Jr.
                                     ---------------------------
                                     Wesley M. Gardiner, Jr.
                                     President of the General Partner



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                   Title                         Date
     ---------                   -----                         ----

                                 President
/s/   Wesley M. Gardiner, Jr.    Chief Executive Officer    March 31, 1998
----  -----------------------
      Wesley M. Gardiner, Jr.    and Director


                                 Vice President
 /s/  Pamela J. Herbst           and Director               March 31, 1998
----  -----------------------
      Pamela J. Herbst

                                 Vice President
 /s/  J. Grant Monahon           and Director               March 31, 1998
----  ----------------------
      J. Grant Monahon


/s/  James J. Finnegan           Vice President             March 31, 1998
---  -----------------------
     James J. Finnegan

                                 Treasurer and Principal
                                 Financial and
 /s/  Karin J. Lagerlund         Accounting Officer         March 31, 1998
----  ----------------------
      Karin J. Lagerlund