Form 10-Q
period 1998-03-31
NEW ENGLAND LIFE PENSION PROPERTIES II
filed 1998-05-13
CIK 728525

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

For Quarter Ended March 31, 1998                  Commission File Number 0-13323


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

                                   FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1998

                                     PART I

                             FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEETS
(Unaudited)

                                March 31, 1998  December 31, 1997
                                --------------  -----------------
ASSETS

Real estate investments:
   Property, net                     $11,653,381      $11,660,486
                                     -----------      -----------
                                      11,653,381       11,660,486


Cash and cash equivalents              3,985,499        2,111,776
Short-term investments                         -        1,844,431
Interest and rent receivable              29,308           31,341
                                     -----------      -----------
                                     $15,668,188      $15,648,034
                                     ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                     $    51,252      $    65,476
Accrued management fee                    41,273           36,169
Deferred disposition fees              1,172,249        1,172,249
                                     -----------      -----------
Total liabilities                      1,264,774        1,273,894
                                     -----------      -----------

Partners' capital:
   Limited partners ($172.58
   per unit; 110,000
   units authorized, 39,917 units
      issued and outstanding)         14,290,086       14,261,105
   General partner                       113,328          113,035
                                     -----------      -----------
Total partners' capital               14,403,414       14,374,140
                                     -----------      -----------

                                     $15,668,188      $15,648,034
                                     ===========      ===========


        (See accompanying notes to financial statements)



STATEMENTS OF OPERATIONS
(Unaudited)
                                       Quarter Ended March 31,
                                           1998        1997
                                        ---------   ---------
INVESTMENT ACTIVITY

Property rentals                        $ 701,114   $ 721,627
Property operating expenses              (190,487)   (218,000)
Depreciation and amortization             (86,909)   (189,846)
                                        ---------   ---------
                                          423,718     313,781

Ground rentals and interest on
 mortgage loans                                --     482,500
                                        ---------   ---------
  Total real estate activity              423,718     796,281


Interest on cash equivalents
 and short term investments                50,657      74,262
                                        ---------   ---------
  Total investment activity               474,375     870,543
                                        ---------   ---------

PORTFOLIO EXPENSES

Management fee                             41,273      56,227
General and administrative                 38,124      39,611
                                        ---------   ---------
                                           79,397      95,838
                                        ---------   ---------


Net Income                              $ 394,978   $ 774,705
                                        =========   =========

Net income per limited partnership
 unit                                       $9.80   $   19.21
                                        =========   =========

Cash distributions per
 limited partnership unit                   $9.07   $  139.42
                                        =========   =========

Number of limited partnership
 units outstanding during the period       39,917      39,917
                                        =========   =========


       (See accompanying notes to financial statements)

STATEMENTS OF PARTNERS' CAPITAL
(Unaudited)


                            Quarter Ended March 31,
                        1998                      1997
                 -------------------      --------------------
                 General     Limited      General      Limited
                 Partner    Partners      Partner     Partners
                 -------    --------      -------     --------
Balance at
beginning of
period          $113,035   $14,261,105    $70,863    $38,719,002


Cash
distributions     (3,657)     (362,047)    (6,278)    (5,565,228)


Net income         3,950       391,028      7,747        766,958
                --------   -----------    -------    -----------


Balance at
end of period   $113,328   $14,290,086    $72,332    $33,920,732
                ========   ===========    =======    ===========

         (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                   Quarter Ended March 31,
                                                  ------------------------
                                                      1998         1997
                                                  ------------------------

Net cash provided by operating activities         $  394,996   $   881,760
                                                  ----------   -----------

Cash flows from investing activities:
        Capital expenditures on owned property            --       (13,428)
        Decrease in short-term
                investments, net                   1,844,431       522,529
                                                  ----------   -----------
                   Net cash provided by
                   investing activities            1,844,431       509,101
                                                  ----------   -----------

Cash flows from financing activity:
        Distributions to partners                   (365,704)   (5,571,506)
                                                  ----------   -----------

                   Net increase (decrease) in
                   cash and cash equivalents       1,873,723    (4,180,645)

Cash and cash equivalents:
        Beginning of period                        2,111,776     7,877,668
                                                  ----------   -----------

        End of period                             $3,985,499   $ 3,697,023
                                                  ==========   ===========


                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital for the interim periods ended March 31, 1998 and 1997. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1997 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Life Pension Properties II; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from Federal income tax. The Partnership commenced operations in June, 1984 and acquired six real estate investments through 1986, five of which have been sold as of March 31, 1998. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the general partner could extend the investment period if it is in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. the ("Advisor") to provide asset management services.

NOTE 2 - INVESTMENT IN PROPERTY
--------------------------------

     As previously described in the Partnership's 1997 Annual Report on Form 10-K, the Partnership previously held the Case Communications Building investment as a combination ground lease/mortgage loan. As a result of the restructuring of this investment in October 1997, the Partnership acquired virtually the same risks and potential rewards as ownership of the property would entail. Accordingly, in October 1997, the Partnership commenced accounting for this investment as an owned property.

The following is a summary of the Partnership's wholly-owned investments.

                                  March 31, 1998  December 31, 1997
                                  --------------  -----------------

Land                                 $ 2,581,367        $ 2,581,367
Building and Other Assets, net         9,072,014          9,079,119
                                     -----------        -----------
Total Property                       $11,653,381        $11,660,486
                                     ===========        ===========

The buildings and improvements are being depreciated over 30 years using the straight-line method.

NOTE 3 - SUBSEQUENT EVENT
-------------------------

          Distributions of cash from operations relating to the quarter ended March 31, 1998 were made on April 29, 1998 in the aggregate amount of $417,314 ($10.35 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in November, 1984. A total of 39,917 units were sold. The Partnership received proceeds of $36,296,995, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made six real estate investments; five investments have been sold, one in 1993, two in 1996 and two in 1997. Capital of $33,028,124 ($827.42 per
limited partnership unit) has been returned to the limited partners as a result of sales and similar transactions. At March 31, 1998 the adjusted capital contribution was $172.58 per Unit.

     At March 31,1998, the Partnership had $3,985,499 in cash and cash equivalents, of which $417,314 was used for cash distributions to partners on April 29, 1998; the remainder is primarily being retained as working capital reserves. The source of future liquidity and cash distributions to partners is expected to be cash generated by the Partnership's remaining real estate investment, and proceeds from the sale of such investment. Distributions of cash from operations for the first quarter of 1998 were made at the annualized rate of 24% on the adjusted capital contribution, compared to the 1997 first quarter distribution which was made at the annualized rate of 7% on the weighted average adjusted capital contribution.

     The carrying value of real estate investments in the financial statements is at depreciated cost or, if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1998, the appraised value of the Partnership's investment exceeded its related carrying value by approximately $1,580,000. The current appraised value of the real estate investment has been estimated by the general partner and is generally based on a correlation of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


Results of Operations
---------------------

Operating Factors

     At March 31, 1997, the Willows Shopping Center was 94% leased. The Willows Shopping Center was sold on September 18, 1997, and the Partnership recognized a gain of $3,322,455. At the time of sale, the Willows Shopping Center was 94% leased.

     Occupancy at Columbia Warehouse declined slightly to 88% during the first quarter of 1997 where it remained until the time of sale. On October 27, 1997, the Partnership sold this property and recognized a gain of $400,826.

     The Case Communications property continues to be fully occupied by a government agency, whose lease expired in November 1996. The tenant has indicated its intention to renew, although a new lease agreement has not yet been executed. Pending the execution of a new lease, the tenant has been renting the space on a month-to-month basis under the same terms of the pre-existing lease.

Investment Results
------------------

     Operating results from real estate activity were $423,718 and $796,281 for the quarters ended March 31, 1998 and 1997, respectively. This decrease of $372,563 is primarily due to both a reduction in ground rentals and mortgage loans as a result of the Columbia Warehouse sale and a reduction in operations as a result of the Willows Shopping Center sale. Both sales occurred in 1997.

     Interest on cash equivalents and short-term investments decreased by approximately $23,600, or 22%, due primarily to lower investment balances in 1998 as a result of the 1997 sales mentioned above.

     The decrease in operating cash flow of approximately $487,000 between the first quarters of 1997 and 1998 is primarily due to a decrease in real estate activity as a result of the sales of the Columbia Warehouse and the Willows Shopping Center in 1997, as mentioned above.

Portfolio Expenses
------------------

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     Management fees decreased between the first quarter of 1997 and 1998 due to a reduction in distributable cash flow. General and administrative expenses for the first quarter of 1998 were relatively unchanged between the two quarters.

                       NEW ENGLAND PENSION PROPERTIES II;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1998

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 1-5    Not Applicable

     Item 6.     Exhibits and Reports on Form 8-K

                  a.    Exhibits:   (27) Financial Data Schedule

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1998.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES II;
                              A REAL ESTATE LIMITED PARTNERSHIP
                                  (Registrant)



May 13, 1998
                              /s/ Wesley M. Gardiner, Jr.
                              -------------------------------
                                Wesley M. Gardiner, Jr.
                                President, Chief Executive Officer
                                and Director of General Partner,
                                Copley Properties Company II, Inc.



May 13, 1998
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of General Partner,
                               Copley Properties Company II, Inc.