Form 10-Q
period 1998-06-30
NEW ENGLAND LIFE PENSION PROPERTIES II
filed 1998-08-12
CIK 728525

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    ----------------------------------------------------------------------

For Quarter Ended June 30, 1998           Commission File Number 0-13323


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

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1998

                                    PART I

                             FINANCIAL INFORMATION
                            ----------------------

BALANCE SHEETS
(Unaudited)


                                June 30, 1998  December 31, 1997
                                -------------  -----------------

ASSETS

Real estate investments:

   Property, net                   11,649,067         11,660,486
                                  -----------        -----------
                                   11,649,067         11,660,486


Cash and cash equivalents           3,967,597          2,111,776
Short-term investments                     --          1,844,431
Interest and rent receivable           15,949             31,341
                                  -----------        -----------

                                  $15,632,613        $15,648,034
                                  ===========        ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                  $    39,070        $    65,476
Accrued management fee                185,708             36,169
Deferred disposition fees           1,172,249          1,172,249
                                  -----------        -----------
Total liabilities                   1,397,027          1,273,894
                                  -----------        -----------

Partners' capital:
   Limited partners ($172.58
   per unit, respectively;
   110,000 units authorized,
   39,917 units issued and
   outstanding)                    14,123,936         14,261,105
   General partner                    111,650            113,035
                                  -----------        -----------
Total partners' capital            14,235,586         14,374,140
                                  -----------        -----------

                                  $15,632,613        $15,648,034
                                  ===========        ===========

               (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
(Unaudited)

                                      Quarter Ended   Six Months Ended   Quarter Ended   Six Months Ended
                                      June 30, 1998    June 30, 1998     June 30, 1997    June 30, 1997
                                      -------------   ----------------   -------------   ----------------
INVESTMENT ACTIVITY

Property rentals                          $ 684,954         $1,386,068      $  823,238         $1,544,865
Property operating expenses                (182,067)          (372,554)       (197,235)          (415,235)
Depreciation and amortization               (86,909)          (173,818)       (189,847)          (379,693)
                                          ---------         ----------      ----------         ----------
                                            415,978            839,696         436,156            749,937

Ground rentals and interest on
  mortgage loans                                 --                 --         525,266          1,007,766
                                          ---------         ----------      ----------         ----------

  Total real estate activity                415,978            839,696         961,422          1,757,703


Interest on cash equivalents
  and short term investments                 50,710            101,367          57,672            131,934
                                          ---------         ----------      ----------         ----------
  Total investment activity                 466,688            941,063       1,019,094          1,889,637
                                          ---------         ----------      ----------         ----------
PORTFOLIO EXPENSES

Management fee                              185,708            226,981          53,475            109,702
General and administrative                   31,494             69,618          39,205             78,816
                                          ---------         ----------      ----------         ----------
                                            217,202            296,599          92,680            188,518
                                          ---------         ----------      ----------         ----------

Net Income                                $ 249,486         $  644,464      $  926,414         $1,701,119
                                          =========         ==========      ==========         ==========

Net income per limited partnership
  unit                                    $    6.19         $    15.98      $    22.98         $    42.19
                                          =========         ==========      ==========         ==========

Cash distributions per
  limited partnership unit                $   10.35         $    19.42      $    14.10         $   153.52
                                          =========         ==========      ==========         ==========

Number of limited partnership
  units outstanding during the period        39,917             39,917          39,917             39,917
                                          =========         ==========      ==========         ==========

               (See accompanying notes to financial statements)

STATEMENTS OF PARTNERS' CAPITAL
(Unaudited)


                       Quarter Ended           Six Months Ended       Quarter Ended          Six Months Ended
                       June 30, 1998            June 30, 1998         June 30, 1997            June 30, 1997
                --------------------------  ---------------------  --------------------  -----------------------
                   General       Limited    General     Limited    General    Limited       General   Limited
                   Partner      Partners    Partner    Partners    Partner   Partners       Partner   Partners
                -------------  -----------  --------  -----------  --------  -----------  ----------  ----------
Balance at
beginning of
period             $113,328   $14,290,086   $113,035  $14,261,105  $72,332  $33,920,732   $ 70,863   $38,719,002

Cash
distributions        (4,173)     (413,141)    (7,830)    (775,188)  (5,685)    (562,830)   (11,963)   (6,128,058)

Net income            2,495       246,991      6,445      638,019    9,264      917,150     17,011     1,684,108
                   --------   -----------   --------  -----------  -------  -----------   --------   -----------
Balance at
end of period      $111,650   $14,123,936   $111,650  $14,123,936  $75,911  $34,275,052   $ 75,911   $34,275,052
                   ========   ===========   ========  ===========  =======  ===========   ========   ===========

               (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                            Six Months Ended June 30,
                                           --------------------------
                                                1998          1997
                                           -------------    ----------
Net cash provided by operating activities     $  794,408   $ 1,885,210
                                              ----------   -----------

Cash flows from investing activities:
   Capital expenditures on owned property             --       (13,428)
   Decrease in short-term investments, net     1,844,431       333,488
                                              ----------   -----------
          Net cash provided by
          investing activities                 1,844,431       320,060
                                              ----------   -----------

Cash flows from financing activity:
   Distributions to partners                    (783,018)   (6,140,021)
                                              ----------   -----------

          Net increase (decrease) in
          cash and cash equivalents            1,855,821    (3,934,751)

Cash and cash equivalents:
   Beginning of period                         2,111,776     7,877,668
                                              ----------   -----------

   End of period                              $3,967,597   $ 3,942,917
                                              ==========   ===========


                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital for the interim periods ended June 30, 1998 and 1997. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1997 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Life Pension Properties II; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from Federal income tax. The Partnership commenced operations in June, 1984 and acquired six real estate investments through 1986, five of which have been sold as of June 30, 1998. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the general partner could extend the investment period if it is in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. the ("Advisor") to provide asset management services.

NOTE 2 - INVESTMENT IN PROPERTY
--------------------------------

     As previously described in the Partnership's 1997 Annual Report on Form 10-K, the Partnership originally held the Case Communications Building investment as a combination ground lease/mortgage loan. As a result of the restructuring of this investment in October 1997, the Partnership acquired virtually the same risks and potential rewards as ownership of the property would entail. Accordingly, in October 1997, the Partnership commenced accounting for this investment as an owned property.

The following is a summary of the Partnership's wholly-owned investments.

                                  June 30, 1998  December 31, 1997
                                  -------------  -----------------

Land                                $ 2,581,367        $ 2,581,367
Building and Other Assets, net        9,067,700          9,079,119
                                    -----------        -----------
Total Property                      $11,649,067        $11,660,486
                                    ===========        ===========

The buildings and improvements are being depreciated over 30 years using the straight-line method.

NOTE 3 - SUBSEQUENT EVENTS
--------------------------

     Distributions of cash from operations relating to the quarter ended June 30, 1998 were made on July 30, 1998 in the aggregate amount of $417,314 ($10.35 per limited partnership unit). In addition, a special distribution was made on July 30, 1998 in the aggregate amount of $1,460,398 ($36.22 per limited partnership unit). This special distribution was funded from Partnership reserves.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest in November, 1984. A total of 39,917 units were sold. The Partnership received proceeds of $36,296,995, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made six real estate investments; five investments have been sold, one in 1993, two in 1996 and two in 1997. Capital of $33,028,124 ($827.42 per
limited partnership unit) has been returned to the limited partners as a result of sales and similar transactions. At June 30, 1998 the adjusted capital contribution was $172.58 per Unit.

     At June 30, 1998, the Partnership had $3,967,597 in cash and cash equivalents, of which $1,877,712 was used for cash distributions to partners on July 30, 1998; the remainder is primarily being retained as working capital reserves. The source of future liquidity and cash distributions to partners is expected to be cash generated by the Partnership's remaining real estate investment, and proceeds from the sale of such investment. Distributions of cash from operations for the second quarter of 1998 were made at the annualized rate of 24% on the adjusted capital contribution, compared to the 1997 second quarter distribution which was made at the annualized rate of 7% on the adjusted capital contribution.

     The carrying value of real estate investments in the financial statements is at depreciated cost or, if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1998, the appraised value of the Partnership's investment exceeded its related carrying value by approximately $4,690,000. The current appraised value of the real estate investment has been estimated by the general partner and is generally based on a correlation of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


Results of Operations

Operating Factors

     At June 30, 1997, the Willows Shopping Center was 94% leased. The Willows Shopping Center was sold on September 18, 1997, and the Partnership recognized a gain of $3,322,455. At the time of sale, the Willows Shopping Center was 94% leased.

     Occupancy at Columbia Warehouse declined slightly to 88% during the first quarter of 1997 where it remained until the time of sale. On October 27, 1997, the Partnership sold this property and recognized a gain of $400,826.

     The Case Communications property continues to be fully occupied by a government agency. A five-year lease extension through the year 2003 has been finalized.

     Case Communications is currently being marketed for sale. Sale of the property is expected to occur in 1998 but there is no assurance that this sale will occur.



Investment Results

     Operating results from real estate activity were $839,696 and $1,757,703 for the six months ended June 30, 1998 and 1997, respectively. This decrease of $918,007 is primarily due to both a reduction in ground rentals and mortgage loans as a result of the Columbia Warehouse sale and a reduction in operations as a result of the Willows Shopping Center sale. Both sales occurred in 1997.

     Interest on cash equivalents and short-term investments decreased by approximately $30,600, or 23%, due primarily to lower investment balances in 1998 as a result of the 1997 sales mentioned above.

     The decrease in operating cash flow of approximately $1,090,802 between the second quarters of 1997 and 1998 is primarily due to a decrease in real estate activity as a result of the sales of the Columbia Warehouse and the Willows Shopping Center in 1997, as mentioned above.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     Management fees increased between the second quarter of 1997 and 1998 due to a special distribution of operational reserves. General and administrative expenses for the first six months of 1998 decreased approximately 12% compared to the first six months of 1997 primarily due to lower legal and accounting fees.

                       NEW ENGLAND PENSION PROPERTIES II;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1998

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 1-5    Not Applicable

     Item 6.     Exhibits and Reports on Form 8-K

                  a.    Exhibits:   (27) Financial Data Schedule

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 1998.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES II;
                              A REAL ESTATE LIMITED PARTNERSHIP
                                  (Registrant)



August 12, 1998
                              /s/ Wesley M. Gardiner, Jr.
                              -------------------------------
                                Wesley M. Gardiner, Jr.
                                President, Chief Executive Officer
                                and Director of General Partner,
                                Copley Properties Company II, Inc.



August 12, 1998
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                Karin J. Lagerlund
                                Principal Financial and Accounting
                                Officer of General Partner,
                                Copley Properties Company II, Inc.