Form 10-Q
period 1998-09-30
NEW ENGLAND LIFE PENSION PROPERTIES II
filed 1998-11-13
CIK 728525

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    ----------------------------------------------------------------------

For Quarter Ended September 30, 1998              Commission File Number 0-13323


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

                     FOR QUARTER ENDED SEPTEMBER 30, 1998

                                    PART I

                             FINANCIAL INFORMATION
                            ----------------------

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS
(Unaudited)

                                    September 30, 1998  December 31, 1997
                                    ------------------  -----------------
ASSETS

Real estate investments:

   Property, net                       $         -          $11,660,486
   Property held for disposition        11,520,400                    -
                                       -----------          -----------
                                        11,520,400           11,660,486

Cash and cash equivalents                2,338,398            2,111,776
Short-term investments                           -            1,844,431
Interest and rent receivable                15,949               31,341
                                       -----------          -----------
                                       $13,874,747          $15,648,034
                                       ===========          ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                       $    37,766          $    65,476
Accrued management fee                      64,561               36,169
Deferred disposition fees                1,172,249            1,172,249
                                       -----------          -----------
Total liabilities                        1,274,576            1,273,894
                                       -----------          -----------

Partners' capital:
   Limited partners ($172.58
   per unit; 110,000
   units authorized, 39,917 units
   issued and outstanding)              12,504,875           14,261,105
   General partner                          95,296              113,035
                                       -----------          -----------
Total partners' capital                 12,600,171           14,374,140
                                       -----------          -----------

                                       $13,874,747          $15,648,034
                                       ===========          ===========


          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                        Three Months Ended   Nine Months Ended    Three Months Ended   Nine Months Ended
                                        September 30, 1998   September 30, 1998   September 30, 1997   September 30, 1997
                                        ------------------   ------------------   ------------------   ------------------
INVESTMENT ACTIVITY

Property rentals                             $ 622,380           $2,008,448           $  682,113           $2,226,978
Property operating expenses                   (233,390)            (605,944)            (284,990)            (700,225)
Depreciation and amortization                  (86,909)            (260,727)            (187,550)            (567,243)
                                             ---------           ----------           ----------           ----------
                                               302,081            1,141,777              209,573              959,510
Ground rentals and interest on
  mortgage loans                                     -                    -              459,249            1,467,015
                                             ---------           ----------           ----------           ----------
        Total real estate operations           302,081            1,141,777              668,822            2,426,525

Gain on sale of investment                           -                    -            3,332,401            3,332,401
                                             ---------           ----------           ----------           ----------
        Total real estate activity             302,081            1,141,777            4,001,223            5,758,926

Interest on cash equivalents
  and short term investments                    37,179              138,546              100,810              232,744
                                             ---------           ----------           ----------           ----------
        Total investment activity              339,260            1,280,323            4,102,033            5,991,670
                                             ---------           ----------           ----------           ----------
Portfolio Expenses

Management fee                                  64,561              291,542               72,536              182,238
General and administrative                      32,402              102,020               29,371              108,187
                                             ---------           ----------           ----------           ----------
                                                96,963              393,562              101,907              290,425
                                             ---------           ----------           ----------           ----------

Net Income                                     242,297              886,761           $4,000,126           $5,701,245
                                             =========           ==========           ==========           ==========

Net income per limited partnership unit      $    6.01           $    21.99           $    99.21           $   141.40
                                             =========           ==========           ==========           ==========
Cash distributions per
  limited partnership unit                   $   46.57           $    66.00           $    13.41           $   166.93
                                             =========           ==========           ==========           ==========
Number of limited partnership
  units outstanding during the period           39,917               39,917               39,917               39,917
                                             =========           ==========           ==========           ==========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL
(Unaudited)

                                          Three Months Ended       Nine Months Ended      Three Months Ended     Nine Months Ended
                                          September 30, 1998       September 30, 1998     September 30, 1997     September 30, 1997
                                        ----------------------   ----------------------   --------------------  -------------------
                                         General     Limited     General      Limited     General   Limited     General  Limited
                                         Partner     Partners    Partner      Partners    Partner   Partners    Partner  Partners
                                        --------   -----------   --------   -----------   -------  -----------  ------- -----------
Balance at beginning of period          $111,650   $14,123,936   $113,035   $14,261,105   $75,911  $34,275,052  $70,863 $38,719,002

Cash distributions                       (18,777)   (1,858,935)   (26,607)   (2,634,123)   (5,407)    (535,287) (17,370) (6,663,345)


Net income                                 2,423       239,874      8,868       877,893    40,001    3,960,125   57,012   5,644,233
                                        --------   -----------   --------   -----------   -------  -----------  ------- -----------
Balance at end of period                 $95,296   $12,504,875   $ 95,296   $12,504,875  $110,505  $37,699,890 $110,505 $37,699,890
                                        ========   ===========   ========   ===========  ========  ===========  ======= ===========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                  -------------------------
                                                      1998          1997
                                                  -----------   -----------
Net cash provided by operating activities         $ 1,065,183   $ 2,765,068
                                                  -----------   -----------

Cash flows from investing activities:
        Net proceeds from sale of investment                -    20,394,954
        Deferred disposition fee                            -       642,937
        Capital expenditures on owned property        (22,262)     (763,428)
        (Increase)decrease in short-term
                investments, net                    1,844,431      (216,448)
                                                  -----------   -----------
                   Net cash provided by
                   investing activities             1,822,169    20,058,015
                                                  -----------   -----------
Cash flows from financing activity:
        Distributions to partners                  (2,660,730)   (6,680,715)
                                                  -----------   -----------
                  Net increase in
                  cash and cash equivalents           226,622    16,142,368

Cash and cash equivalents:
        Beginning of period                         2,111,776     7,877,668
                                                  -----------   -----------

        End of period                             $ 2,338,398   $24,020,036
                                                  ===========   ===========


          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital for the three and nine months ended September 30, 1998 and 1997. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1997 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Life Pension Properties II; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. The Partnership primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in June, 1984 and acquired six real estate investments through 1986, five of which have been sold as of September 30, 1998. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the general partner could extend the investment period if it is in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management advisory services.

NOTE 2 - INVESTMENT IN PROPERTY
--------------------------------

     As previously described in the Partnership's 1997 Annual Report on Form 10-K, the Partnership originally held the Case Communications Building investment as a combination ground lease/mortgage loan. As a result of the restructuring of this investment in October 1997, the Partnership acquired virtually the same risks and potential rewards as ownership of the property would entail. Accordingly, in October 1997, the Partnership commenced accounting for this investment as a wholly owned property. As discussed in Note 3, the property was sold on October 13, 1998 and therefore is classified as Property Held for Disposition at September 30, 1998.

The following is a summary of the Partnership's wholly-owned investment.

                                  September 30, 1998  December 31, 1997
                                  ------------------  -----------------

Land                                     $         -        $ 2,581,367
Building and Other Assets, net                     -          9,079,119
Property, held for disposition            11,520,400                  -
                                         -----------        -----------
Total Property                           $11,520,400        $11,660,486
                                         ===========        ===========

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

The buildings and improvements are being depreciated over 30 years using the straight-line method.

NOTE 3 - SUBSEQUENT EVENTS
--------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1998 were made on October 29, 1998 in the aggregate amount of $417,314 ($10.35 per limited partnership unit). In addition, a special distribution was also made on October 29, 1998 in the aggregate amount of $235,470 ($5.84 per limited partnership unit). This special distribution was funded from excess operating cash flow previously held in reserves.

     On October 13, 1998 the Case Communications property located in Columbia, Maryland, was sold for a gross sale price of $20,008,520. The Partnership received net proceeds of $12,200,000 representing a return of capital plus its participation in net sales proceeds of approximately $5,869,000. On October 29, 1998 the Partnership made a capital distribution of sales proceeds in the amount of $16,484,923 ($412.98 per limited partnership unit).

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest in November, 1984. A total of 39,917 units were sold. The Partnership received proceeds of $36,296,995, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made six real estate investments; five investments have been sold, one in 1993, two in 1996 and two in 1997. In October 1998, the remaining investment was also sold, see further discussion below. Capital of $33,028,124 ($827.42 per limited partnership unit) has been returned to the limited partners as a result of sales and similar transactions. At September 30, 1998 the adjusted capital contribution was $172.58 per Unit.

     At September 30, 1998, the Partnership had $2,338,398 in cash and cash equivalents, of which $652,784 was used for cash distributions to partners on October 29, 1998; the remainder is primarily being retained as working capital reserves. The source of future liquidity and cash distributions to partners is expected to be cash generated by the Partnership's remaining real estate investment, and proceeds from the sale of such investment. Distributions of cash from operations relating to the first three quarters of 1998 were made at the annualized rate of 24% on the adjusted capital contribution. Based on weighted average adjusted capital contributions, distributions from operations were made at the annualized rate of 7% for the first and second quarters of 1997, and 9.5% for the third quarter of 1997.

     The carrying value of real estate investments in the financial statements is at depreciated cost or, if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1998, the appraised value of the Partnership's investment exceeded its related carrying value by approximately $4,298,000. The current appraised value of the real estate investment has been estimated by the general partner and is generally based on a correlation of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

     The Year 2000 Issue is a result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business operations.

     The Partnership relies on AEW Capital Management L.P. ("AEW Capital Management"), the parent of AEW Real Estate Advisors, Inc., to generate financial information and to provide other services which are dependent on the

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

use of computers. The Partnership has obtained assurances from AEW Capital Management that:


 . AEW Capital Management has developed a Year 2000 Plan (the "Plan") consisting of five phases: inventory, assessment, testing, remediation/repair and certification.

 . As of September 30, 1998, AEW Capital Management had completed the inventory and assessment phases of this Plan and had commenced the testing and remediation/repair of internal systems.

 . AEW Capital Management expects to conclude the internal testing, remediation/ repair and certifications of its Plan no later than December 31, 1998.

     The Partnership also relies on joint venture partners and/or property managers to supply financial and other data with respect to its real properties. The Partnership is in the process of surveying these third party providers and assessing their compliance with Year 2000 requirements. To date, the Partnership is not aware of any problems that would materially impact its results of operations, liquidity or capital resources. However, the Partnership has not yet obtained written assurances that these providers would be Year 2000 compliant.

     The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance objectives. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

Results of Operations

Operating Factors

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

     The Case Communications property was fully occupied at September 30, 1998, as it was at September 30, 1997, by a government agency. A five-year lease extension through the year 2003 has been finalized. As previously mentioned, the property was sold on October 13, 1998 and a capital distribution was made on October 29, 1998 in the amount of $412.98 per limited partnership unit.

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

Investment Results

     For the three and nine months ended September 30, 1998, operating results from real estate operations were $302,081 and $1,141,777, respectively, compared to $668,822 and $2,426,525 for the comparable periods in 1997. The decreases of $366,741 and $1,284,748 for the three and nine month periods, respectively, are primarily due to both a reduction in ground rentals and mortgage loans as a result of the Columbia Warehouse sale in October 1997 and a reduction in operations as a result of the Willows Shopping Center sale in September 1997.

     Interest on cash equivalents and short-term investments for the three and nine months ended September 30, 1998, was $37,179 and $138,546, respectively, compared to $100,810 and $232,744 for the same periods in 1997. The decreases of approximately $64,000 or 63% and $94,000 or 40% for the three and nine month periods respectively, are primarily due to lower investment balances in 1998 as a result of the 1997 sales mentioned above.

     The decrease in operating cash flow of approximately $1,700,000 between the first nine months of 1997 and 1998 is primarily due to a decrease in real estate activity as a result of the sales of the Columbia Warehouse and the Willows Shopping Center in 1997, as mentioned above.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     For the three and nine months ended September 30, 1998, management fees were $64,561 and $291,542, respectively, compared to $72,536 and $182,238 for the comparable periods in 1997. The decrease of management fees for the respective three month periods is due to less operational cash available for distributions due to the 1997 sales of Willows Shopping Center and Columbia Warehouse. The increase of approximately $109,000 for the respective nine month periods is primarily due to special distributions made in 1998 from operational reserves.

     General and administrative expenses for the three and nine months ended September 30, 1998 were $32,402 and $102,020, respectively, compared to $29,371 and $108,187 for the same periods in 1997. Expenses remained relatively unchanged for both comparable periods.

                      NEW ENGLAND PENSION PROPERTIES II;
                      A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                     FOR QUARTER ENDED SEPTEMBER 30, 1998

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Items 1-5.  Not Applicable

     Item 6.     Exhibits and Reports on Form 8-K

                    a.    Exhibits:   (27) Financial Data Schedule

                    b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES II;
                              A REAL ESTATE LIMITED PARTNERSHIP
                                      (Registrant)

November 13, 1998
                              /s/ J. Christopher Meyer III
                              -------------------------------
                                J. Christopher Meyer III
                                President, Chief Executive Officer
                                and Director of General Partner,
                                Copley Properties Company II, Inc.



November 13, 1998
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of General Partner,
                               Copley Properties Company II, Inc.