Form 10-K405
period 1998-12-31
NEW ENGLAND LIFE PENSION PROPERTIES II
filed 1999-03-25
CIK 728525

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                           Commission File No. 0-13323

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

                             Yes [X]    No [ ]

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


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                                      None

                                     PART I

Item 1.  Business

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

         As of December 31, 1998, the Partnership had disposed of all its real estate investments. In December 1993, it sold its second investment, an apartment complex in Grand Rapids, Michigan, which resulted in a capital distribution of $50.11 per Unit. In 1996 the Partnership sold its third and fourth investments, two industrial buildings in Elkridge, Maryland and a research and development building in Los Angeles County, California. These sales resulted in a capital distribution of $123.85 per Unit on January 30, 1997. In 1997, the Partnership sold its fifth and sixth investments, Willows Shopping Center in Concord, California and Columbia Warehouse, a research and development building, in Columbia, Maryland. These sales resulted in capital distributions of $21,037,855 ($527.04 per Unit) and $1,672,123 ($41.89 per Unit) on October
30, 1997 and November 25, 1997, respectively. In 1998, the Partnership sold its final investment, a research and development building, in Columbia, Maryland. This sale resulted in a capital distribution of $16,484,923 ($412.98 per Unit) on October 29, 1998.


         A. Light Industrial Facilities in Elkridge, Maryland ("Elkridge")

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

         On October 27, 1997, the Partnership sold its collective interest in the Oakland property. The Partnership received proceeds of $1,671,200, of which $1,672,123 was distributed to the Limited Partners, as a capital distribution from sale proceeds and reserves, in the amount of $41.89 per Unit on November 25, 1997.

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

         On September 18, 1997, Willows Shopping Center was sold. The Partnership received proceeds of $21,027,944, which, along with $9,912 from reserves, was distributed to the Limited Partners as a capital distribution in the amount of $527.04 per Unit on October 30, 1997

         D. Research and Development Building in Los Angeles County, California ("Susana Corporate Center")

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

         E. Research and Development Facility in Columbia, Maryland ("Case Communications Building")

         The Partnership owned a 19.2 acre parcel of land in Columbia, Maryland, which it acquired for $2,570,379 and leased back to the seller. A 160,000 square foot research and development building was constructed on the land. The ground lease had a term of 60 years and provided for a fixed annual rent of $262,392 plus additional rent equal to 65.864% of gross revenues from the rental of the building in excess of a base amount. The Partnership was entitled to receive 60% of the net proceeds from the sale of the entire property after it had recovered its investment in the land and the mortgage loan described below:

         The Partnership had also fully funded a $8,814,621 non-recourse mortgage loan to the ground lessee. Interest only was payable monthly at the rate of 11% per annum. The loan matured on May 1, 1995 and was secured by a first mortgage of the building and the leasehold interest in the land. The Partnership has also fully funded an additional $1,000,000 loan. This loan bore interest at the rate of 14% per annum, was secured by a second mortgage on the building and leasehold interest in the land and matured simultaneously with the first mortgage loan described above.

         In October 1996, the Partnership reached an agreement in principle with the borrower on the mortgage loans, whereby the maturity date was extended to December 1997. In addition, the fixed interest and ground rental payments were reduced, but the Partnership's rate of participation in revenue and sales proceeds from the underlying property was increased, effective January 1, 1997. The agreement was further amended whereby the Partnership was able to cause a sale of the property . In October 1997, the Partnership formally executed the agreement to renew the mortgage loans at the previously agreed upon terms.

         On October 13, 1998, the Case Communication Building was sold. The Partnership received its share of the net proceeds totaling $18,066,658 representing repayment for its ground lease and mortgage loan investments and residual proceeds. On October 29, 1998 the Partnership made a capital distribution of sales proceeds in the amount of $16,484,923 ($412.98 per limited partnership unit).


Item 3.  Legal Proceedings.

         The Partnership is not a party to, nor are any of its properties subject to, any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.



                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

         As of December 31, 1998, there were 5,981 holders of Units.

         The Partnership's Amended and Restated Agreement of Limited Partnership dated June 15, 1984, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1998, cash distributions paid for 1998 or distributed after year end with respect to 1998 to the Limited Partners as a group totaled $19,403,255 including $16,484,923 ($412.98 per limited partnership unit) representing a return of capital from sales proceeds. For the year ended December 31, 1997, cash distributions paid for 1997 or distributed after year end with respect to 1997 to the Limited Partners as a group totaled $25,875,397 including $22,709,978 ($568.93 per limited partnership unit) representing a return of capital from the proceeds of property sales and from reserves established with the proceeds of prior sales.

         Distributions of operating cash flow were less than net income in 1998 and 1997. Distributions of operating cash flow were less than cash provided by operating activities in both years. Reference is made to the Partnership's Statement of Partners' Capital and Statement of Cash Flows in Item 8 herein.

Item 6.  Selected Financial Data.


                                  For Year            For Year         For Year           For Year            For Year
                                  Ended or            Ended or         Ended or           Ended or            Ended or
                                  As of:              As of:           As of:             As of:              As of:
                                  12/31/98(1)         12/31/97(2)      12/31/96(3)        12/31/95(4)         12/31/94 (5)
                                  -----------         -----------      -----------        -----------         ------------
Revenues                          $9,499,539          $ 8,635,870      $ 5,238,031        $ 5,313,944         $ 5,061,123

Net Income                        $8,205,863          $ 6,687,557      $ 3,108,675        $ 1,710,797         $ 2,340,707

Net Income per Unit of
Limited Partnership Interest      $   203.52          $    165.86      $     77.10        $     42.43         $     58.05

Total Assets                      $3,515,087          $15,648,034      $40,338,664        $39,074,700         $39,868,957

Total Cash Distributions
per Limited Partnership Unit,
including amounts distributed
after year end with respect
to such year                      $   486.09          $    648.23      $    186.13        $     62.28         $    109.84



(1) The Partnership sold its final investment in 1998 which resulted in a capital distribution of $16,484,923 ($412.98 per unit).

(2) The Partnership sold two investments in 1997 which resulted in capital distributions of $22,709,978 ($568.93 per Unit).

(3) The Partnership sold two investments in 1996 which resulted in capital distributions of $4,943,720 ($123.85 per Unit). The Partnership also recorded a credit of $17,291 ($0.43 per Unit) for impaired mortgage loans during 1996.

(4) The Partnership recorded a provision of $1,428,000 ($35.42 per Unit) for impaired mortgage loans during 1995.

(5) The Partnership recorded a provision of $800,000 ($19.84 per Unit) for impaired mortgage loans during 1994.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The Partnership completed its offering of units of limited partnership interest in November, 1984. A total of 39,917 units were sold. The Partnership received proceeds of $36,296,995, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made six real estate investments; all investments have been sold, one in 1993, two in 1996, two in 1997 and one in 1998. Capital of $49,513,047 ($1,240.40 per limited partnership unit) has been returned to the limited partners through December 31, 1998 as a result of sales and similar transactions.

         On September 18, 1997, the Willows Shopping Center, in Concord, California, which was owned by the Partnership (75%) and its Affiliate (25%), was sold to an institutional buyer (the "Willows Buyer") unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and its Affiliate and the Willows Buyer. The total sales price was $28,575,000. The Partnership received its share of the net proceeds totaling $21,027,944, after closing costs, and recognized a gain of $3,322,455 ($82.40 per limited partnership unit). A disposition fee of $642,937 was accrued but not paid to AEW Real Estate Advisors Inc. ("AEW"). On October 30, 1997, the Partnership made a capital distribution of $21,037,856 ($527.04 per limited partnership unit) from the proceeds of the sale and prior sales proceeds held in reserves.

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

         On October 13, 1998, the Case Communications property located in Columbia, Maryland was sold to an unaffiliated third party (the " Case Buyer") for total gross proceeds of $20,008,520. The terms of the sale were determined by arms-length negotiation between the Case Buyer and AEW on behalf of the Partnership. The Partnership received its share of the net proceeds totaling $18,066,658 representing repayment for its ground lease and mortgage loan investments and residual proceeds. The Partnership recognized a gain of $6,469,508 ($160.45 per limited partnership unit). On October 29, 1998, the Partnership made a capital distribution of sales proceeds in the amount of $16,484,923 ($412.98 per limited partnership unit).

         At December 31, 1998, the Partnership had $3,504,992 in cash and cash equivalents. The remainder of the cash and cash equivalents is being retained pending dissolution and liquidation of the Partnership and for working capital reserves. The adjusted capital contribution was reduced from $172.58 to $0. In addition, $240.40 per limited partnership unit was also distributed from reserves and sales proceeds during 1998. Distributions of cash from operations relating to the first three quarters of 1998 were made at the annualized rate of 24% on the adjusted capital contribution. No distribution from operations was made in the fourth quarter of 1998. Based on the weighted average adjusted capital contribution, distributions from operations were made at the annualized rate of 7% for the first and second quarters of 1997, and 9.5% for the third and fourth quarters of 1997.

Year 2000 Readiness Disclosure

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

         The Partnership relies on AEW Capital Management L.P. ("AEW Capital Management"), the parent of AEW Real Estate Advisors, Inc., to generate financial information and to provide other services, which are dependent on the use of computers. The Partnership has obtained assurances from AEW Capital Management that:

         o AEW Capital Management has developed a Year 2000 Plan (the "Plan") consisting of five phases: inventory, assessment, testing, remediation/repair and certification.

         o As of September 30, 1998, AEW Capital Management had completed the inventory and assessment phases of this Plan and had commenced the testing and remediation/repair of internal systems.

         o AEW Capital Management expects to conclude the internal testing, remediation/repair and certifications of its Plan no later than June 30, 1999.

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

         The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance objectives by June 30, 1999. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borne by AEW Capital Management and the property managers.


Results of Operations


Operating Factors

         The two Elkridge buildings and the Susana Corporate Center were sold in 1996.

         As previously discussed, the Willows Shopping Center was sold in September 1997, and the Partnership recognized a gain of $3,322,455. At the time of sale, the Willows Shopping Center was 94% leased; at December 31, 1996 and December 31, 1995, it was 94% and 91% leased, respectively.

         Occupancy at the Oakland property was 88% at October 27, 1997, down from 91% at December 31, 1996 and December 31, 1995 due to a month-to-month tenant's vacating during the quarter. The property was sold in October 1997, and the Partnership recognized a gain of $400,826.

         As previously discussed, the Case Communications property was sold on October 13, 1998 and the Partnership recognized a gain of $6,469,508. At the time of the sale, the property was 100% occupied by a government agency as it had been at December 31, 1997 and December 31, 1996.

         The Partnership's mortgage loans on Oakland and Case Communications matured in 1994 and 1995, respectively. In October 1996, the Partnership reached an agreement in principle with the borrowers to extend the maturity dates to December 1997. In addition, the fixed interest and ground rental payments were to be reduced, but the Partnership's rate of participation in revenue and sales proceeds from the underlying properties was to be increased to 80%. In addition, the Partnership would be able to cause a sale of the properties. In October 1997, the Partnership formally executed an agreement to renew the mortgage loans at the previously agreed upon terms. As a result of this restructuring, the Partnership obtained virtually the same risks and potential rewards as ownership of the asset would entail. Accordingly, the Partnership reported this investment as an owned property beginning in October 1997.

Investment Results

1998 Compared to 1997

         Interest on cash equivalents and short-term investments in 1998 decreased by approximately $166,000 or 43% compared to 1997, primarily due to lower average investment balances as a result of the sales in1997 and the sale of Case Communications in 1998, as previously discussed.

         Total real estate activity was $7,920,912 and $6,656,336 for the twelve months ended December 31, 1998 and 1997, respectively. This increase of $1,264,576 is primarily due to the $2,746,227 increase in gain on sale of investment in 1998 compared to the gain on sale of investments recorded in 1997. Partially offsetting this is the reduction in ground rental and mortgage loan income due to the restructuring of Case Communications and the sales in 1997.

         The decrease in operating cash flow of approximately $1,550,000 or 46%, between 1997 and 1998 is due to the disposition of Case Communications and changes in working capital.


1997 Compared to 1996

         Interest on cash equivalents and short-term investments in 1997 increased by approximately $84,000 compared to 1996, primarily due to higher average investment balances as a result of the receipt of the Willows Shopping Center sales proceeds.

         Exclusive of the 1996 credit from (provision for) impaired mortgage loans and the operating results from Susana Corporate Center and Elkridge of $384,239 and $238,235 respectively, real estate results were $2,559,474 in 1996 compared to $6,656,336 in 1997. This increase of $4,096,862 is partially due to gain on sale of properties in 1997 in the amount of $3,723,281 as well as an increase in percentage rent for 1997 and an increase in income from Willows Shopping Center prior to the sale. Additionally, the Partnership recorded net real estate operations totaling approximately $457,000 during the fourth quarter of 1997 due to the restructuring of the Case Communications investment.

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

1998 Compared to 1997

         General and administrative expenses decreased approximately $12,000 or 9%, primarily due to a decrease in legal and appraisal fees for 1998 as a result of fewer investments. Management fee expense increased by approximately $73,000 in 1998 compared to 1997 due to an increase in distributable cash flow as a result of special distributions from operational reserves.

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


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         The Partnership was not party to derivative financial instruments or derivative commodity instruments at or during the year ended December 31, 1998. The Partnership's only other financial instruments (as defined by Financial Accounting Standards Board Statement No. 107) are its cash and cash equivalents for which cost approximates market value.

Item 8.  Financial Statements and Supplementary Data.

         See the Financial Statements of the Partnership included as a part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         (a) and (b) Identification of Directors and Executive Officers.

         The following table sets forth the names of the directors and executive officers of the General Partner and the age and position held by each of them as of December 31, 1998.

Name                         Position(s) with the General Partner       Age
----                         ------------------------------------       ---
J. Christopher Meyer, III    President, Chief Executive Officer
                               and Director                             51
Pamela J. Herbst             Vice President and Director                43
J. Grant Monahon             Vice President and Director                53
James J. Finnegan            Vice President                             38
Karin J. Lagerlund           Treasurer and Principal Financial and
                               Accounting Officer                       34

         (c) Identification of Certain Significant Employees.

                  None.

         (d)    Family Relationships.

                  None.

         (e)    Business Experience.

                  The General Partner was incorporated In Massachusetts on August 25, 1983. The background and experience of the executive officers and directors of the General Partner are as follows:

         J. Christopher Meyer, III joined AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc., in 1987 and has been an officer at AEW since then. AEW is a subsidiary of AEW Capital Management, L.P. ("AEW Capital Management"), of which he is also a Director. Prior to joining AEW, he had senior positions with several regional real estate development concerns, including Chief Financial Officer of Ford Motor Land Development Corporation. His career at AEW has included asset management responsibility for the company's Eastern Region, and portfolio manager for several commingled real estate funds. Presently, Mr. Meyer has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934, and for several commingled funds. He received a B.A. in Statistics from Princeton University and in MBA from the Wharton School of the University of Pennsylvania.

         Pamela J. Herbst directs AEW Capital Management's Institutional Real Estate Services, with oversight responsibility for the asset and portfolio management areas. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Management Committee. She came to AEW Capital Management in December 1996 as a result of the firm's merger with Copley Real Estate Advisors, Inc. where she held various senior level positions in asset and portfolio management, acquisitions and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

         J. Grant Monahon is AEW Capital Management's General Counsel and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining the predecessor of AEW Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the

General Counsel section of the National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

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

         Karin J. Lagerlund directs the Institutional Real Estate Services Portfolio Accounting Group at AEW Capital Management, overseeing portfolio accounting, performance measurement and client financial reporting for AEW's private equity investment portfolios. Ms. Lagerlund is a Certified Public Accountant and has over ten years in real estate consulting and accounting. Prior to joining AEW Capital Management in 1994, she was an Audit Manager at EY/Kenneth Leventhal LLP. Ms. Lagerlund is a graduate of Washington State University (B.A.).

(f)      Involvement in Certain Legal Proceedings.

         None.

Item 11. Executive Compensation.

         Under the Partnership Agreement, the General Partner and its affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1, 2 and 6 of Notes to Financial Statements.

         The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partner and its affiliates for the year ended December 31, 1998:

                                                                     Amount of
                                                                   Compensation
                                                                       and
Receiving Entity                    Type of Compensation           Reimbursement
----------------                    --------------------           -------------

General Partner                     Share of Distributable Cash    $  876,158

AEW Real Estate Advisors, Inc.      Management Fees and               291,542
(formerly known as Copley Real.     Reimbursement of Expenses
Estate Advisors, Inc.)

New England Securities Corporation  Servicing Fees and
                                    Reimbursement of Expenses           9,859
                                                                   ----------
                                    TOTAL                          $1,177,559
                                                                   ==========


         For the year ended December 31, 1998, the Partnership allocated $66,214 of taxable loss to the General Partner.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) Security Ownership of Certain Beneficial Owners

         No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1998. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

         Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the General Partner.

         (b) Security Ownership of Management.

         An affiliate of the General Partner of the Partnership owned 831 Units at December 31, 1998.

         (c) Changes in Control.

         There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13. Certain Relationships and Related Transactions.

         The Partnership has no relationships or transactions to report other than as reported in Item 11, above.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) The following documents are filed as part of this report:

         (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements.

         (2) Financial Statement Schedules--The Financial Statement Schedules listed on the accompanying Index to Financial Statements and Schedules are filed as part of this Annual Report.

         (3) Exhibits--The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

         (b) Reports on Form 8-K: During the quarter ended December 31, 1998, one Current Report on Form 8-K was filed on October 27, 1998 reporting on Item No. 2 (Acquisition or Disposition of Assets) and Item No. 7 (Financial statements and Exhibits), relating in both cases to the October 13, 1998 sale of Case Communications.

                                New England Life
                             Pension Properties II;

                        A Real Estate Limited Partnership











                              Financial Statements


                                  * * * * * * *












                                December 31, 1998

                     NEW ENGLAND LIFE PENSION PROPERTIES II;
                        A REAL ESTATE LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES






Report of Independent Accountants

Financial Statements:

         Balance Sheets - December 31, 1998 and 1997

         Statements of Operations - Years ended December 31, 1998, 1997 and 1996

         Statements of Partners' Capital - Years ended
             December 31, 1998, 1997 and 1996

         Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996

         Notes to Financial Statements

Financial Statement Schedules:

         Schedule III - Real Estate and Accumulated
             Depreciation as of December 31, 1998

         Schedule IV - Mortgage Loans on Real Estate as of December 31, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners

New England Life Pension Properties II;
A Real Estate Limited Partnership

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Life Pension Properties II; A Real Estate Limited Partnership (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Copley Properties Company II, Inc., the General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/ PricewaterhouseCoopers  LLP
-------------------------------
Boston, Massachusetts
March 9, 1999

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                                 December 31,
                                          -------------------------
                                             1998          1997
                                          ----------    -----------
Assets

Real estate investments:
   Property, net                          $        -    $11,660,486
                                          ----------    -----------
                                                   -     11,660,486

Cash and cash equivalents                  3,504,992      2,111,776
Short-term investments                             -      1,844,431
Interest and rent receivable                  10,095         31,341
                                          ----------    -----------

                                          $3,515,087    $15,648,034
                                          ==========    ===========

Liabilities and Partners' Capital

Accounts payable                          $   42,397    $    65,476
Accrued management fee                             -         36,169
Deferred disposition fees                    691,124      1,172,249
                                          ----------    -----------
Total liabilities                            733,521      1,273,894
                                          ----------    -----------

Partners' capital:
  Limited partners ($0 and $172.58 per
    unit at December 31,1998 and 1997,
    respectively; 110,000 units
    authorized, 39,917 units issued
    and outstanding)                       2,619,607     14,261,105
  General partner                            161,959        113,035
                                          ----------    -----------
Total partners' capital                    2,781,566     14,374,140
                                          ----------    -----------
                                          $3,515,087    $15,648,034
                                          ==========    ===========


                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                Year ended December 31,
                                     ----------------------------------------
                                        1998           1997          1996
                                     ----------     ----------     ----------

Investment Activity

Property rentals                     $2,327,473     $2,960,401     $ 2,364,793
Property operating expenses            (615,342)      (950,646)     (1,029,200)
Depreciation and amortization          (260,727)      (641,035)       (706,119)
                                     ----------     ----------     -----------
                                      1,451,404      1,368,720         629,474

Ground rentals and interest
   on mortgage loans                          -      1,564,335       2,552,474
Credit from impaired
   mortgage loans                             -              -          17,291
                                     ----------     ----------     -----------

   Total real estate operations       1,451,404      2,933,055       3,199,239

Gain on disposition of investments    6,469,508      3,723,281             -
                                     ----------     ----------     ----------
   Total real estate activity         7,920,912      6,656,336       3,199,239

Interest on cash equivalents
   and short-term investments           221,433        387,853         303,473

Other income                            481,125              -               -
                                     ----------     ----------     -----------

   Total investment activity          8,623,470      7,044,189       3,502,712
                                     ----------     ----------     -----------

Portfolio Expenses

Management fee                          291,542        218,407         248,355
General and administrative              126,065        138,225         145,682
                                     ----------     ----------     -----------
                                        417,607        356,632         394,037
                                     ----------     ----------     -----------

Net income                           $8,205,863     $6,687,557     $ 3,108,675
                                     ==========     ==========     ===========

Net income per limited
   partnership unit                  $   203.52     $   165.86     $     77.10
                                     ==========     ==========     ===========

Cash distributions per limited
   partnership unit                  $   495.16     $   778.58     $     62.28
                                     ==========     ==========     ===========

Number of limited partnership units
   outstanding during the year           39,917         39,917          39,917
                                     ==========     ==========     ===========



                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS


                                                                      Year ended December 31,
                                                      ------------------------------------------------
                                                         1998                1997              1996
                                                      ------------       ------------      -----------
Cash flows from operating activities:
   Net income                                         $  8,205,863       $  6,687,557      $ 3,108,675
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                        260,727            641,035          706,119
      Credit from impaired
        mortgage loans                                           -                  -          (17,291)
      Gain on disposition of investment                 (6,469,508)        (3,723,281)               -
      Increase in deferred leasing costs and
        other assets                                       (67,817)           (33,086)        (348,491)
      Decrease (increase) in operating receivables          21,246            (27,623)         191,725
      Increase in property working capital                (107,311)                 -                -
      Decrease in operating liabilities                    (59,249)          (211,008)        (255,250)
                                                      ------------       ------------      -----------
        Net cash provided by operating activities        1,783,951          3,333,594        3,385,487
                                                      ------------       ------------      -----------

Cash flows from investing activities:
   Net proceeds from sale of investments                18,066,658         20,936,707        2,362,397
   Repayment of mortgage loan investments                        -          1,062,500        2,423,791
   Capital expenditures on owned property                  (22,262)          (763,835)      (1,285,649)
   Decrease in short-term
      investments, net                                   1,844,431             68,487          613,008
   Increase (decrease) in deferred disposition fees       (481,125)           699,937          157,848
                                                      -------------      ------------      -----------
      Net cash provided by
      investing activities                              19,407,702         22,003,796        4,271,395
                                                      ------------       ------------      -----------

Cash flows from financing activity:
   Distributions to partners                           (19,798,437)       (31,103,282)      (2,511,144)
                                                      ------------       -------------     -----------
      Net cash used in financing activity              (19,798,437)       (31,103,282)      (2,511,144)
                                                      ------------       -------------     -----------

Net increase (decrease) in cash and cash
   equivalents                                           1,393,216         (5,765,892)       5,145,738

Cash and cash equivalents:
   Beginning of year                                     2,111,776          7,877,668        2,731,930
                                                      ------------       ------------      -----------

   End of year                                        $  3,504,992       $  2,111,776      $ 7,877,668
                                                      ============       ============      ===========



Supplemental disclosure of non-cash transaction:

      Effective October 14, 1997, the Partnership`s ground lease/mortgage loan investment in the Case Communications Building was converted to a wholly-owned property. The carrying value of this investment at conversion was $11,676,847.

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL





                                                          Year ended December 31,
                       --------------------------------------------------------------------------------------------
                                   1998                           1997                             1996
                       ----------------------------    ----------------------------    ----------------------------

                         General         Limited         General         Limited         General          Limited
                         Partner         Partners        Partner         Partners        Partner          Partners
                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at beginning
   of year             $    113,035    $ 14,261,105    $     70,863    $ 38,719,002    $     64,888    $ 38,127,446

Cash distributions          (33,135)    (19,765,302)        (24,704)    (31,078,578)        (25,112)     (2,486,032)

Net income                   82,059       8,123,804          66,876       6,620,681          31,087       3,077,588
                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at end
   of year             $    161,959    $  2,619,607    $    113,035    $ 14,261,105    $     70,863    $ 38,719,002
                       ============     ===========    ============    ============    ============    ============








                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

         General

         New England Life Pension Properties II; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in June, 1984 and acquired six real estate investments through 1986, all of which have been sold as of December 31, 1998.

         The general partner of the Partnership is Copley Properties Company II, Inc., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc. ("Copley"). Subject to the general partner's overall authority, the business of the Partnership is managed by AEW pursuant to an advisory contract.

         On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich Eastman & Waltch, Inc. and its affiliates and principals (collectively, "the AEW operations"). Simultaneously, a new entity, AEW Capital Management, L.P., was formed into which NEIC contributed its interest in Copley and its affiliates. As a result, the AEW operations were combined with Copley to form the business operations of AEW Capital Management, L.P. At year end 1997, NEIC completed a restructuring plan under which it contributed all of its operations to a newly formed private partnership, NEIC Operating Partnership, L.P., in exchange for a general partnership interest in the newly formed entity. Accordingly, at December 31, 1997, AEW Capital Management, L.P. was wholly owned by NEIC Operating Partnership, L.P. AEW is a subsidiary of AEW Capital Management, L.P. Effective April 1, 1998, NEIC changed its name to Nvest, L.P. and NEIC Operating Partnership, L.P. changed its name to Nvest Companies, L.P.

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

         At December 31, 1998 and 1997, an affiliate of the general partner owned 831 units of limited partnership interest which were repurchased from certain qualified plans within specified annual limitations provided for in the Partnership Agreement.

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

         New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $9,859, $9,265 and $8,834 in 1998, 1997 and 1996, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         The Partnership and an affiliate shared common ownership of the Willows Shopping Center investment. The form of the investment was a combination ground lease and mortgage loan, as described above; however, in this case (Willows Shopping Center), substantial economic risks of property ownership rested with the Partnership and its affiliate. Accordingly, the investment was accounted for as owned property, although the Partnership and its affiliate had a priority claim to all unrecognized contractual revenue. The Partnership's financial statements include its proportionate ownership share (75%) of the individual assets, liabilities, revenue and expenses related to the property. Land and buildings and improvements (net of accumulated depreciation) are classified as property in the balance sheet.


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

         The appraised value of real estate investments at December 31, 1997 was estimated by the general partner and was generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers.


         Cash Equivalents and Short-Term Investments

         Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

         The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost, plus accrued interest, which approximates market value. At December 31, 1997, all short-term investments were in commercial paper with less than three months remaining to maturity.

         Deferred Disposition Fees

         As discussed in Note 1, disposition fees due to AEW related to sales or restructuring of investments are included in the determination of gains or losses resulting from such transactions. According to the terms of the advisory contract, payment of such fees had been deferred until the limited partners first received their capital contributions, plus stipulated returns thereon. Upon the sale of the Partnership's remaining real property asset during the fourth quarter of 1998 (as discussed in Note 4), and as required by the Partnership Agreement, the General Partner performed an analysis of standard real estate commissions customarily charged by independent real estate brokers and determined that $691,124 of the previously accrued disposition fee of $1,172,249 was payable, and, therefore the remaining $481,125 would not be paid and, accordingly, reversed such fees in 1998. As a result, previously accrued disposition fees payable to AEW totaling $481,125 ($11.93 per limited partnership unit) were reversed and recorded as Other Income in 1998. The accrued disposition fees of $691,124 were paid to AEW in January 1999.

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

         Segment Data

         Effective January 1, 1998, the Partnership adopted Financial Accounting Standards Board Statement No. 131, "Disclosure about Segments on an Enterprise and Related Information" (FAS 131). Based on the criteria established in FAS 131, the Managing General Partner has determined that the Partnership operates in one operating segment which is investing in real estate properties which are domiciled in the United States of America.

NOTE 3 - INVESTMENTS IN GROUND LEASES AND MORTGAGE LOANS

         Research and Development Facility in Columbia, Maryland ("Case Communications Building")

         The Partnership owned a 19.2 acre parcel of land in Columbia, Maryland, which it acquired for $2,570,379 and leased back to the seller. A 160,000 square foot research and development building was constructed on the land. The ground lease had a term of 60 years and provided for a fixed annual rent of $262,392 plus additional rent equal to 65.864% of gross revenues from the rental of the building in excess of a base amount. The Partnership was entitled to receive 60% of the net proceeds from the sale of the entire property after it had recovered its investment in the land and the mortgage loan.

         The Partnership also fully funded an $8,814,621 non-recourse mortgage loan to the ground lessee. Interest only was payable monthly at the rate of 11% per annum. The loan matured on May 1, 1995 and was secured by a first mortgage of the building and the leasehold interest in the land. The Partnership also fully funded an additional $1,000,000 loan. This loan bore interest at the rate of 14% per annum, was secured by a second mortgage on the building and leasehold interest in the land and matured simultaneously with the first mortgage loan described above.

         In October 1996, the Partnership reached an agreement in principle with the borrower on the mortgage loan to extend the maturity date to December 1997. In addition, the fixed interest and ground rental payments were to be reduced to 9.5%, but the Partnership's rate of participation in revenue from the underlying property was to be increased, effective January 1, 1997. Further, the Partnership was to be able to cause a sale of the property. In October 1997, the Partnership formally executed the agreement (the "Case Agreement") to renew the mortgage loans at the previously agreed upon terms.

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

         As discussed in Note 4, the Partnership sold the Case Communications Building on October 13, 1998.

         Industrial/ Research and Development Building in Columbia, Maryland ("Columbia")

         In 1984, the Partnership purchased the ground leasehold interest in a
2.5 acre parcel of land located in Columbia, Maryland, which was subleased to Columbia Warehouse Limited Partnership ("CWLP") for $137,500. The ground lease, as amended on June 1, 1989, had an unexpired term of approximately 75 years. Annual rental under the ground lease was approximately $3,420 and was adjusted at five-year intervals. The Partnership received an annual rent of $16,500 from the sublessee, plus an annual percentage rent equal to 75% of gross revenues from the rental of the building in excess of a base amount. The Partnership was entitled to receive 75% of the net proceeds from the sale of the entire property after it recovered its investment in the land and the mortgage loan described below.

         In 1984 the Partnership also made a $1,062,500 non-recourse mortgage loan to CWLP that matured on June 29, 1994. The loan was secured by a first mortgage of the building and of the leasehold interest in the land. Interest only was payable monthly at the rate of 12% per annum.

         In October 1996, the Partnership reached an agreement in principle with the borrower on the mortgage loan to extend the maturity date to December 1997. In addition, the fixed interest and ground rental payments would be reduced, but the Partnership's rate of participation in revenue from the underlying property would be increased to 80%. The Partnership would also be able to cause a sale of the property. In October 1997, the Partnership formally executed the agreement to renew the mortgage loan at the previously agreed upon terms.

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

         The following is a summary of the Partnership's investments in the Case Communications and Columbia Warehouse ground leases and mortgage loans:


                                             December 31     December 31,
                                                1998            1997
                                             ------------    -----------

Cash invested                                $         -    $ 13,585,000

Unamortized
  acquisition costs and fees, net                      -          12,755

Accrued ground lease and
  mortgage loan receivables                            -          92,467

Sale of Collateral (Columbia Warehouse)                -      (1,213,375)

Valuation allowance for
  impaired mortgage loans                              -        (800,000)

Transfer to wholly-owned property
(Case Communications Building)                         -     (11,676,847)
                                            ------------    ------------
                                            $          -    $          -
                                            ============    ============

         Sale of Elkridge Buildings

         One of the two Elkridge buildings was sold on May 14, 1996. The second building was sold on December 20, 1996. The net proceeds received by the Partnership were used to repay the ground lease investment and the carrying value of the mortgage loan. Since the mortgage loan was impaired, its carrying value had been previously reduced to estimated fair market value, less anticipated costs of sale and thus no gain or loss on the sale was recognized. The total valuation allowance was $476,377, including $91,377 provided in 1996, which included a disposition fee of $70,848 payable to AEW. On January 30, 1997, the Partnership made a capital distribution to the limited partners in the aggregate amount of $2,233,755 ($55.96 per limited partnership unit).

         Sale of Susana Corporate Center

         The Susana Corporate Center in Los Angeles, California was sold on October 23, 1996. The net proceeds received by the Partnership were used to repay the ground lease investment and the carrying value of the mortgage loan. Since the mortgage loan was impaired, its carrying value had been previously reduced to estimated fair market value, less anticipated costs of sale and thus no gain or loss on the sale was recognized. The total valuation allowance was $2,604,332, including $191,332 provided in 1996, which included a disposition fee of $87,000 payable to AEW. On January 30, 1997, the Partnership made a capital distribution to the limited partners in the aggregate amount of $2,709,965 ($67.89 per limited partnership unit).

         Valuation Allowance

         The activity in the valuation allowance during 1997, together with the related recorded and carrying values of the impaired mortgage loans at the beginning and end of the year, are summarized in the table below.

                                   Recorded        Valuation      Carrying
                                     Value         Allowance        Value
                                     -----         ---------        -----

Balance at January 1, 1997       $  9,907,088      $(800,000)   $ 9,107,088
                                 ============      =========    ===========

Transfer to wholly-owned
  property (Case
  Communications)                  (9,907,088)       800,000     (9,107,088)

Balance at December 31, 1997     $         --      $      --    $        --
                                 ============      =========    ===========

         Except for the effect of the mortgage loan restructuring, the average recorded value of the impaired mortgage loans did not differ materially from the balances at the end of each period. As a result of the restructuring, the valuation allowance of $800,000 was charged off against the basis of the property investment at the conversion date.

NOTE 4 - INVESTMENTS IN PROPERTIES

         Case Communications Building, Columbia Maryland

         As described in Note 3, the Partnership previously held the Case Communications Building investment as a combination ground lease/mortgage loan. As a result of a restructuring of this investment in October 1997, the Partnership acquired virtually the same risks and potential rewards that ownership of the property would entail. Accordingly, in October 1997, the Partnership commenced accounting for this investment as an owned property.

         On October 13, 1998, the Partnership sold the property Case Communications property to an unaffiliated third party (the " Case Buyer") for total gross proceeds of $20,008,520. The terms of the sale were determined by arms-length negotiation between the Case Buyer and AEW, on behalf of the Partnership. The Partnership received its share of the net proceeds totaling $18,066,658 representing repayment of its ground lease and mortgage loan investments and residual proceeds. The Partnership recognized a gain of $6,469,508 ($160.45 per limited partnership unit). On October 29, 1998 the Partnership made a capital distribution of sales proceeds in the amount of $16,484,923 ($412.98 per limited partnership unit).

         Willows Shopping Center, Concord, California

         The Willows Shopping Center investment (the "Willows"), acquired in 1984, was owned jointly with an affiliate of the Partnership (the "Affiliate"); the Partnership had a 75% ownership share. The ground lessee/mortgagor stopped paying interest on the mortgage loan as of March 1990. As a result, the Partnership and its Affiliate began foreclosure proceedings to take possession of the property. A protracted series of legal interactions ensued, including the filing of an involuntary bankruptcy petition by the second leasehold mortgagee. In June 1991, the Partnership and its Affiliate sold the mortgage note to the original owner of the Willows, which in turn undertook and completed the foreclosure action. The Partnership and its Affiliate received a new mortgage note; the principal related to the Partnership's share was $11,147,406. The note bore interest at 9.323% per annum, payable monthly; however, it could accrue with interest compounded at 11%. The loan had a maturity date of June 18, 2001. The original owner also assumed the ground lease. The ground lease provided for annual rental payments to the Partnership of $412,500. Rental payments were accruable through June 1996, with interest compounding at 11%; however, the Partnership had permitted additional accrual beyond that date as it evaluated various alternatives. The ground lease also provided for participation rentals at 70% of gross revenues in excess of a base amount to the Partnership and its Affiliate.

         In connection with a major renovation of the property, on January 1, 1995, the Partnership and its Affiliate committed to make a construction loan to the ground lessee in the amount of $2,500,000. This loan was also accounted for as an investment in property. The Partnership's share was $1,875,000, of which $927,540 had been funded as of December 31, 1996. Interest accrued at 11% compounded monthly; debt service payments began on January 1, 1996, including principal payments based upon a 15-year amortization schedule. In addition, the ground lease was amended to provide that after January 1, 1996, the Partnership and the Affiliate could, at their sole discretion, offer the entire property for sale.

         On September 18, 1997, the Willows Shopping Center was sold to an institutional buyer (the " Willows Buyer") unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and its Affiliate and the Willows Buyer. The total sales price was $28,575,000. The Partnership received its share of the net proceeds totaling $21,027,944, after closing costs, and recognized a gain of $3,322,455 ($82.40 per limited partnership unit). A disposition fee of $642,937 was accrued but not paid to AEW. On October 30, 1997, the Partnership made a capital distribution of $21,037,856 ($527.04 per limited partnership unit) from the proceeds of the sale and reserves.

         The following is a summary of the Partnership's investment in property:

                                                   December 31,
                                         ---------------------------------
                                              1998                1997
                                         -------------       -------------

Land                                     $           -       $   2,581,367
Buildings and Other Assets, net                      -           9,079,119
                                         -------------       -------------

Net Carrying Value                       $           -       $  11,660,486
                                         =============       =============


         The net carrying value at December 31, 1997 relates solely to the Case Communications Building.

         The buildings and improvements were being depreciated over 30 years using the straight-line method.


NOTE 5 - INCOME TAXES

         The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                             Year ended December 31,
                                 --------------------------------------------
                                      1998            1997            1996
                                 ------------    -------------   ------------

Net income per financial
    statements                   $  8,205,864    $   6,687,557   $  3,108,675
Timing differences:
    Ground rent and mortgage
       loan interest (1)             (930,931)       1,208,197      1,800,239
    Valuation allowances                    -                -         17,291
    Loss on sale                     (653,487)     (11,764,860)    (3,919,175)
                                 -------------   -------------   ------------

Taxable income (loss)            $  6,621,446    $  (3,869,106)  $  1,007,030
                                 ============    =============   ============

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

         Net sales proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partner. As a result of such transactions the adjusted capital contribution per limited partnership unit was reduced from $1,000 to $940 during 1985 to $889.89, during 1994, to $172.58 during 1997, and to $220.40 per Unit in excess of the Invested Capital has been returned to the Limited Partnerships during 1998. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partner is allocated at least 1%. Income or losses from a sale, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partner.

NOTE 7 - SUBSEQUENT EVENT

         On January 28, 1999, the Partnership made an initial liquidating distribution in the aggregate amount of $1,693,359. Of this distribution, $846,679 was distributed to investors who are part of the Partnership's Early Investor Incentive Program (the "Program") in the amount of $62.32 per limited partnership unit. The remaining $846,679 was paid to the General Partner, as its share of the initial liquidating distribution in accordance with the terms of the Program.

                     NEW ENGLAND LIFE PENSION PROPERTIES II
                        A REAL ESTATE LIMITED PARTNERSHIP
                                                                    SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1998


                                                              Costs Subsequent                        Gross amount at which
                                   Initial Costs               to Aquisitions                      Carried at Close of Period
                                ----------------------------------------------                     --------------------------
                                             Land                                   Adjustment in
                       Encum -             Buildings &    Building &               Land Investment              Buildings &
Description            brances     Land    Improvements  Improvements    Other  due to Restructuring   Land     Improvements Other
------------------------------------------------------------------------------------------------------------------------------------

Industrial Building
 Buildings
 Columbia, Maryland    Note A    2,618,087       0         9,174,381    175,128       (36,720)       2,581,367   9,174,381   175,128


                       -------------------------------------------------------------------------------------------------------------


             Total              $2,618,087      $0        $9,174,381   $175,128      ($36,720)      $2,581,367  $9,174,381  $175,128

------------------------------------------------------------------------------------------------------------------------------------


                       [WIDE TABLE CONTINUED FROM ABOVE]

                                            Accumulated
                                          Depreciation                                       Date      Depreciable
Description                    Total     & Amortization    Dispositions        Total       Acquired        Life
------------------------------------------------------------------------------------------------------------------
Industrial Building
 Buildings
 Columbia, Maryland         11,930,876      (333,727)      (11,597,149)    (11,930,876)    05/02/85         --

                       -------------------------------------------------------------------------------------------

             Total         $11,930,876     ($333,727)     ($11,597,149)   ($11,930,876)
------------------------------------------------------------------------------------------------------------------

            Notes:
         (A) All senior mortgages on the properties are held by New England Life Pension Properties II

         (B) Additions in 1997 relate to Mortgage loan restructuring described in Footnote - 3 in Notes to the Financial Statements

       Reconciliation of real estate owned:          1995            1996            1997           1998

                                              $21,318,333     $22,565,670     $22,460,406    $11,733,486
                              Acquisitions      1,247,337       2,049,486       9,115,399        197,390
                              Dispositions              0      (2,154,750)    (19,842,319)   (11,930,876)
                                             -----------------------------------------------------------

                                              $22,565,670     $22,460,406     $11,733,486             $0
                                             ===========================================================



                                               $1,740,992      $2,299,292       2,938,527         73,000
                                                  555,128         636,063         553,523        258,348
                                                    3,172           3,172           3,172          2,379
                                                                               (3,422,222)

                                               $2,299,292      $2,938,527          73,000        333,727
                                             ===========================================================

                     NEW ENGLAND LIFE PENSION PROPERTIES II

                             NOTE A TO SCHEDULE III
                             AS OF DECEMBER 31, 1998


Reconciliation of Real                                  1998         1998                                       ACCUMULATED
     Estate Owned           COST     CONVERSION TO   INVESTMENT   INCREASE IN    1995 DECREASE       COST      AMORTIZATION &
                           AS OF      WHOLLY-OWNED       IN        DEFERRED       IN PROPERTY     BALANCE AT    DEPRECIATION
     DESCRIPTION          12/31/97      PROPERTY      PROPERTY   LEASING COSTS  WORKING CAPITAL    10/13/98    AS OF 12/31/97
-----------------------------------------------------------------------------------------------------------------------------
 CASE COMMUNICATIONS    $11,733,486                    $22,262      $67,817         $107,311     $11,930,876       $73,000


                       [WIDE TABLE CONTINUED FROM ABOVE]


Reconciliation of Real       1998        ACCUMULATED
     Estate Owned       AMORTIZATION &  AMORTIZATION &    10/13/98                       12/31/98
                         DEPRECIATION    DEPRECIATION     PROPERTY       DISPOSITIONS    PROPERTY
     DESCRIPTION           EXPENSE      AS OF 10/13/98      NET 8            1998          NET
---------------------------------------------------------------------   --------------  ----------
 CASE COMMUNICATIONS      $260,727         $333,727      $11,597,149    ($11,597,149)         $0


                     NEW ENGLAND LIFE PENSION PROPERTIES II
                        A REAL ESTATE LIMITED PARTNERSHIP
                                                                     SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                             AS OF DECEMBER 31, 1998


                                                Final      Periodic
                                Interest      Maturity     Payment       Prior     Face Amount
Description                       Rate          Date        Terms        Liens     of Mortgage
--------------------------   --------------  ----------  -----------  -----------  -----------
Research and Development
 Buildings                            9.50%               Interest
 Columbia, Maryland          (See Note 3)      05/01/95    Monthly          --       8,814,621
                                                          Principal
                                                         at Maturity


                                     14.00%               Interest
                             (See Note 3)      05/01/95    Monthly          --       1,000,000
                                                          Principal
                                                         at Maturity


                             --------------  ----------  -----------  -----------  -----------
    Total                                                                          $ 9,814,621
                             ==============  ==========  ===========  ===========  ===========
                                                                1995         1996         1997

        Balance at beginning of period                   $14,126,658  $12,691,267   10,169,588
        Reclass of accrued interest receivable                     -       92,467
        Valuation allowance for impaired mortgage loans   (1,428,000)      17,291
        Amortization                                          (7,391)           0
        Reclass to wholly-owned property                           -            -   (8,107,088)
        Dispositions                                                   (2,631,437)  (2,062,500)
                                                         -----------  -----------  -----------

        Balance at end of period                         $12,691,267  $10,169,588  $         0
                                                         ===========  ===========  ===========

        Notes:

        (1) Represents the reclass of the Partnership's mortgage loan investment to Property (see Footnote - 3 in Notes to
            Financial Statement)


                       [WIDE TABLE CONTINUED FROM ABOVE]


                                             Valuation
                                             Allowance      Accrued                  Carrying
                             Disposition    for Impaired    Interest    Reclass (1)  Amount of
Description                                Mortgage Loans  Receivable                Mortgage
--------------------------   ------------  --------------  ----------  ------------  ---------
Research and Development
 Buildings
 Columbia, Maryland                  --        (800,000)      92,467    (8,107,088)        $0





                              (1,000,000)           --            --                       $0





                             ------------  --------------  ----------  ------------  ---------
    Total                    ($1,000,000)     ($800,000)     $92,467   ($8,107,088)  $      0
                             ============  ==============  ==========  ============  =========

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                                                    Page
Number                                                                    Number
------                                                                    ------

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

10E.     Deed of Trust, dated June 29, 1984, by and between Columbia         *
         and the Trustees named therein (filed as Exhibit 10F to Post-Effective Amendment No. 1.).

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

Exhibit                                                                    Page
Number                                                                    Number
------                                                                    ------

10J.     Ground Lease dated as of July 30, 1984, between Willows             *
         Concord Venture, as Lessee, and New England Life Pension
         Properties; A Real Estate Limited Partnership and the
         Registrant, as Lessors (filed as Exhibit 28.2 to Form 8-K dated July 29, 1984, as filed with the Commission on August
         14, 1984).

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

10N.     Mortgage and Security Agreement, dated as of September 26,          *
         1985, by and between Oxford Place Apartments Limited
         Partnership, Mortgagor, and the Registrant, Mortgagee, in the amount of $4,250,000.

10O.     Promissory Note, dated as of September 26, 1985, in the             *
         principal amount of $4,250,000 from the Registrant to Oxford
         Place Apartments Limited Partnership.

10P.     Ground Lease dated as of September 26, 1985 between the             *
         Registrant, as Landlord and Oxford Place Apartments Limited Partnership, as Tenant.

10Q.     Contract of Sale dated as of September 26, 1985, by and             *
         between Oxford Apartments Limited Partnership, Seller, and the Registrant, Purchaser.

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

Exhibit                                                                    Page
Number                                                                    Number
------                                                                    ------

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

10Z.     Modification Agreement and First Amendment to Loan Documents        *
         dated August 13, 1991, by and between Willows Concord Venture, the Registrant and New England Life Pension Properties II; A
         Real Estate Limited Partnership.

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

10CC.    Fourth Amendment to Loan Documents dated December 17, 1992 by       *
         and between Willows Concord Venture Registrant and New England
         Life Pension Properties II; A Real Estate Limited Partnership.

10DD.    Special Warranty Deed by and between Registrant, Grantor, and       *
         Oxford Place Apartments Limited Partnership, Grantee, dated
         December, 1993.

10EE.    Agreement to Cause Early Expiration of Term of Ground Lease by      *
         and between Oxford Place Apartments Limited Partnership and Registrant dated as of December 29, 1993.

Exhibit                                                                    Page
Number                                                                    Number
------                                                                    ------

10FF.    Discharge of Mortgage and Security Agreement executed by            *
         Registrant, dated December, 1993.

10GG.    Termination of Collateral Assignment of Lease or Leases             *
         executed by Registrant, dated December, 1993.

10HH.    Consent letter given by Registrant regarding sale of property       *
         dated December 29, 1993.

10II.    Construction Loan Agreement dated January 1, 1996 by and            *
         between Willows Concord Venture, A California Limited
         Partnership as Borrower, and New England Life Pension
         Properties II; A Real Estate Limited Partnership as Lender.

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

                                   NEW ENGLAND LIFE PENSION PROPERTIES II;
                                   A REAL ESTATE LIMITED PARTNERSHIP



Date:  March 25, 1999              By:  /s/ J. Christopher Meyer, III
                                      -----------------------------------
                                            J. Christopher Meyer, III
                                            President of the
                                            Managing General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                    Title                           Date
         ---------                    -----                           ----


/s/  J. Christopher Meyer, III        President                  March 25, 1999
--------------------------------      Chief Executive Officer
     J. Christopher Meyer, III        and Director


/s/  Pamela J. Herbst                 Vice President             March 25, 1999
---------------------------           and Director
     Pamela J. Herbst


/s/  J. Grant Monahon                 Vice President             March 25, 1999
---------------------------           and Director
     J. Grant Monahon


/s/  James J. Finnegan                Vice President             March 25, 1999
---------------------------
     James J. Finnegan


/s/  Karin J. Lagerlund               Treasurer and Principal    March 25, 1999
---------------------------           Financial and
     Karin J. Lagerlund               Accounting Officer