Form 10-Q
period 1999-03-31
NEW ENGLAND LIFE PENSION PROPERTIES II
filed 1999-05-05
CIK 728525

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

For Quarter Ended March 31, 1999                  Commission File Number 0-13323


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

                        Yes [X]    No [_]

                    NEW ENGLAND LIFE PENSION PROPERTIES II;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                       FOR QUARTER ENDED MARCH 31, 1999

                                    PART I

                             FINANCIAL INFORMATION
                             ---------------------

BALANCE SHEETS

                                        March 31, 1999   December 31, 1998
                                          (unaudited)        (audited)
                                        --------------   -----------------
ASSETS

Cash and cash equivalents                    1,142,582           3,504,992
Interest and rent receivable                    10,095              10,095
                                        --------------   -----------------
                                        $    1,152,677   $       3,515,087
                                        ==============   =================

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                        $       68,156   $          42,397
Deferred disposition fees                            -             691,124
                                        --------------   -----------------
Total liabilities                               68,156             733,521
                                        --------------   -----------------

Partners' capital (deficit):
   Limited partners ($0
   per unit; 110,000
   units authorized, 39,917 units
      issued and outstanding)                1,769,279           2,619,607
   General partner                            (684,758)            161,959
                                        --------------   -----------------
Total partners' capital (deficit)            1,084,521           2,781,566
                                        --------------   -----------------
                                        $    1,152,677   $       3,515,087
                                        ==============   =================

               (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
(Unaudited)

                                      Quarter Ended March 31,
                                         1999        1998
                                       ---------  ---------
INVESTMENT ACTIVITY

Property rentals                        $     -   $ 701,114
Property operating expenses                   -    (190,487)
Depreciation and amortization                 -     (86,909)
                                        -------   ---------
  Total real estate activity                  -     423,718


Interest on cash equivalents
 and short term investments              33,114      50,657
                                        -------   ---------
  Total investment activity              33,114     474,375
                                        -------   ---------

PORTFOLIO EXPENSES

Management fee                                -      41,273
General and administrative               36,799      38,124
                                        -------   ---------
                                         36,799      79,397
                                        -------   ---------


Net Income (Loss)                       $(3,685)  $ 394,978
                                        =======   =========

Net income (loss) per limited
  partnership unit                        $(.09)  $    9.80
                                        =======   =========

Cash distributions per
 limited partnership unit               $     -   $    9.07
                                        =======   =========

Number of limited partnership
 units outstanding during the period     39,917      39,917
                                        =======   =========

               (See accompanying notes to financial statements)

STATEMENTS OF PARTNERS' CAPITAL
(Unaudited)

                                       Quarter Ended March 31,
                                   1999                       1998
                        -------------------------     -----------------------
                         General        Limited        General     Limited
                         Partner        Partners       Partner     Partners
                        ---------      ----------     ----------  -----------
Balance at beginning
 of period               $ 161,959      $2,619,607    $  113,035   $14,261,105

Cash distributions       (846,680)       (846,680)        (3,657)    (362,047)

Net income (loss)             (37)         (3,648)         3,950      391,028
                        ---------      ----------     ----------  -----------
Balance at end
 of period              $(684,758)     $1,769,279      $ 113,328  $14,290,086
                        =========      ==========     ==========  ===========

               (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                      Quarter Ended March 31,
                                                     ------------------------
                                                         1999         1998
                                                     -----------   ----------
Net cash provided by operating activities            $    22,074   $  394,996
                                                     -----------   ----------
Cash flows from investing activities:
        Decrease in short-term
                investments, net                               -    1,844,431
        Decrease in deferred disposition fees           (691,124)           -
                                                     -----------   ----------
                   Net cash provided by (used in)
                   investing activities                 (691,124)   1,844,431
                                                     -----------   ----------

Cash flows from financing activity:
        Distributions to partners                     (1,693,360)    (365,704)
                                                     -----------   ----------

                   Net increase (decrease) in
                   cash and cash equivalents          (2,362,410)   1,873,723

Cash and cash equivalents:
        Beginning of period                            3,504,992    2,111,776
                                                     -----------   ----------

        End of period                                $ 1,142,582   $3,985,499
                                                     ===========   ==========

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1999 and December 31, 1998 and the results of its operations, its cash flows and partners' capital for the interim periods ended March 31, 1999 and 1998. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1998 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Life Pension Properties II; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from Federal income tax. The Partnership commenced operations in June, 1984 and acquired six real estate investments through 1986. The Partnership sold its last remaining real estate asset in October 1998 and therefore intends to liquidate and dissolve in 2000.

NOTE 2 - INVESTMENT IN PROPERTY
--------------------------------

     On October 13, 1998, the Partnership sold Case Communications property to an unaffiliated third party (the Case Buyer) for total gross proceeds of $20,008,520. The terms of the sale were determined by arms-length negotiation between the Case Buyer and AEW Real Estate Advisors, Inc. ("AEW"), on behalf of the Partnership. The Partnership received its share of the net proceeds totaling $18,066,658, representing repayment of its ground lease and mortgage loan investments and residual proceeds. The Partnership recognized a gain of $6,469,508 ($160.45 per limited partnership unit). On October 29, 1998 the Partnership made a capital distribution of sales proceeds in the amount of $16,484,923 ($412.98 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in November, 1984. A total of 39,917 units were sold. The Partnership received proceeds of $36,296,995, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made six real estate investments; all investments have been sold, one in 1993, two in 1996, two in 1997 and one in 1998. Capital of $49,513,047 ($1,240.40 per limited partnership unit) has been returned to the limited partners through March 31, 1999 as a result of sales and similar transactions.

     At March 31, 1999, the Partnership had $1,142,582 in cash and cash equivalents, which is being retained primarily as a reserve in the event of any claim for such of a representation or warranty in the connection with the sale of the Case Communication property on October 13, 1998, and as an additional reserve in the connection with the liquidation of the Partnership. Due to the sale of the Partnership's last investment, the General Partner has elected not to make any further distributions until all Partnership expenses have been paid or reconciled. The Partnership intends to liquidate and dissolve in early 2000. On January 28, 1999, the Partnership made an initial liquidating distribution in the aggregate amount of $1,693,359. Of this distribution, $846,679 was distributed to investors who are part of the Partnership's Early Investor Incentive Program (the "Program") in the amount of $62.32 per limited partnership unit. The remaining $846,679 was paid to the General Partner, as its share of the initial liquidating distribution in accordance with the terms of the Program.


Year 2000 Readiness Disclosure
------------------------------

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


Results of Operations
---------------------


     As discussed above, the Partnership's last real estate investment was sold in October 1998. Therefore, no comparative real estate investment results for the periods ended March 31, 1998 and 1999 are presented.

     Interest on cash and cash equivalents decreased by approximately $17,500 or 35%, due primarily to lower investment balances in 1999 as a result of the 1998 sale mentioned above.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     Management fees decreased between the first quarter of 1998 and 1999 concurrent with the discontinuance of operating cash distributions, as a result of the 1998 sale discussed above. General and administrative expenses for the first quarter of 1999 were relatively unchanged between the two quarters.

                      NEW ENGLAND PENSION PROPERTIES II;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                       FOR QUARTER ENDED MARCH 31, 1999

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 1-5    Not Applicable

     Item 6.     Exhibits and Reports on Form 8-K

                  a.    Exhibits:   (27) Financial Data Schedule

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1999.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES II;
                              A REAL ESTATE LIMITED PARTNERSHIP
                                      (Registrant)



May 5, 1999
                              /s/ J. Christopher Meyer III
                              ------------------------------------
                                J. Christopher Meyer III
                                President, Chief Executive Officer
                                and Director of General Partner,
                                Copley Properties Company II, Inc.



May 5, 1999
                              /s/ Karin J. Lagerlund
                              ------------------------------------
                                Karin J. Lagerlund
                                Principal Financial and Accounting
                                Officer of General Partner,
                                Copley Properties Company II, Inc.