Form 10-Q
period 1999-06-30
NEW ENGLAND LIFE PENSION PROPERTIES II
filed 1999-08-06
CIK 728525

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 _____________
                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

For Quarter Ended June 30, 1999                  Commission File Number 0-13323


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

                        FOR QUARTER ENDED JUNE 30, 1999

                                    PART I

                             FINANCIAL INFORMATION
                            ----------------------

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                           June 30, 1999         December 31, 1998
                                            (Unaudited)              (Audited)
                                           -------------         -----------------
ASSETS

Cash and cash equivalents                    1,100,566                 3,504,992
Interest and rent receivable                         -                    10,095
                                            ----------                ----------

                                            $1,100,566                $3,515,087
                                            ==========                ==========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $   35,135                $   42,397
Deferred disposition fees                            -                   691,124
                                            ----------                ----------
Total liabilities                               35,135                   733,521
                                            ----------                ----------

Partners' capital:
   Limited partners ($0 per
   unit, 110,000 units authorized,
   39,917 units issued and
   outstanding)                                903,700                 2,619,607
   General partner                             161,731                   161,959
                                            ----------                ----------
Total partners' capital                      1,065,431                 2,781,566
                                            ----------                ----------

                                            $1,100,566                $3,515,087
                                            ==========                ==========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                             Three Months Ended   Six Months Ended   Three Month Ended   Six Months Ended
                                               June 30, 1999       June 30, 1999       June 30, 1998      June 30, 1998
                                             ------------------   ----------------   -----------------   ----------------
INVESTMENT ACTIVITY

Property rentals                             $                -   $              -           $ 684,954         $1,386,068
Property operating expenses                                   -                  -            (182,067)          (372,554)
Depreciation and amortization                                 -                  -            ( 86,909)          (173,818)
                                             ------------------   ----------------           ---------         ----------
  Total real estate activity                                  -                  -             415,978            839,696

Interest on cash equivalents
  and short term investments                             13,538             46,652              50,710            101,367
                                             ------------------   ----------------           ---------         ----------
  Total investment activity                              13,538             46,652             466,688            941,063
                                             ------------------   ----------------           ---------         ----------
PORTFOLIO EXPENSES

Management fee                                                -                  -             185,708            226,981
General and administrative                               32,628             69,427              31,494             69,618
                                             ------------------   ----------------           ---------         ----------
                                                         32,628             69,427             217,202            296,599
                                             ------------------   ----------------           ---------         ----------

Net Income (Loss)                            $          (19,090)  $        (22,775)          $ 249,486         $  644,464
                                             ==================   ================           =========         ==========

Net income (loss) per limited partnership
  unit                                       $             (.47)  $           (.56)          $    6.19         $    15.98
                                             ==================   ================           =========         ==========

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

Cash distributions per
  limited partnership unit                        $   -          $   -           $  10.35        $  19.42
                                                   =======        =======         =======         =======

Cash distributions per limited
  partnership incentive units                     $   -          $  62.32        $   -           $   -
                                                   =======        =======         =======         =======


Number of limited partnership
  units outstanding during the period               39,917         39,917          39,917          39,917
                                                   =======        =======         =======         =======

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL
(Unaudited)


                         Three Months Ended           Six Months Ended        Three Months Ended           Six Months Ended
                            June 30, 1999               June 30, 1999             June 30, 1998              June 30, 1998
                       ----------------------       --------------------   -----------------------    --------------------------
                        General     Limited         General    Limited       General       Limited       General       Limited
                        Partner     Partners        Partner    Partners      Partner      Partners       Partner      Partners
                       ---------   ----------      ---------  ----------  -----------  ------------   -------------  -----------
Balance at
beginning of
period                 $(684,758)  $ 1,769,279     $161,959   $2,619,607    $113,328   $14,290,086       $113,035    $14,261,105

Cash
distributions                  -             -     (846,680)    (846,680)     (4,173)     (413,141)        (7,830)      (775,188)

Capital allocation       846,680      (846,680)     846,680     (846,680)          -             -              -              -
(see Note 2)

Net income (loss)           (191)      (18,899)        (228)     (22,547)      2,495       246,991          6,445        638,019
                        --------      --------     --------     --------    --------   -----------       --------    -----------

Balance at
end of period          $ 161,731   $   903,700     $161,731   $  903,700    $111,650   $14,123,936       $111,650    $14,123,936
                        ========      ========     ========     ========    ========   ===========       ========    ===========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                     Six Months Ended June 30,
                                                    ---------------------------
                                                         1999          1998
                                                    -------------  ------------

Net cash provided by (used in)
    operating activities                            $   (19,942)   $  794,408
                                                    -----------    ----------

Cash flows from investing activities:
   Decrease in short-term investments, net                    -     1,844,431
   Decrease in deferred disposition fees               (691,124)            -
                                                    -----------    ----------
          Net cash provided by (used in)
          investing activities                         (691,124)    1,844,431
                                                    -----------    ----------

Cash flows from financing activity:
   Distributions to partners                         (1,693,360)     (783,018)
                                                    -----------    ----------

          Net increase (decrease) in
          cash and cash equivalents                  (2,404,426)    1,855,821

Cash and cash equivalents:
   Beginning of period                                3,504,992     2,111,776
                                                    -----------    ----------

   End of period                                    $ 1,100,566    $3,967,597
                                                    ===========    ==========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1999 and December 31, 1998 and the results of its operations, its cash flows and partners' capital for the interim periods ended June 30, 1999 and 1998. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1998 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Life Pension Properties II; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from Federal income tax. The Partnership commenced operations in June, 1984 and acquired six real estate investments through 1986. The Partnership sold its last remaining real estate asset in October 1998 and therefore intends to liquidate and dissolve in 1999.

NOTE 2 - CAPITAL ALLOCATION
----------------------------------

     In accordance with the Partnership Agreement, $846,680 was distributed to the General Partner during the first quarter of 1999 based on the Partnership's historical performance. Upon liquidation of the Partnership, the General Partner is not required to refund the Partnership for any negative capital balance related to such distribution. As the Partnership intends to liquidate and dissolve in 1999, $846,680 was allocated from the Limited Partners' capital balance to the General Partner's capital balance during the second quarter of 1999.

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest in November, 1984. A total of 39,917 units were sold. The Partnership received proceeds of $36,296,995, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made six real estate investments; all investments have been sold, one in 1993, two in 1996, two in 1997 and one in 1998. Capital of $49,513,047 ($1,240.40 per limited partnership unit) has been returned to the limited partners through June 30, 1999 as a result of sales and similar transactions.

     At June 30, 1999, the Partnership had $1,100,566 in cash and cash equivalents, which is being retained primarily as a reserve in the event of any claim for breach of a representation or warranty in connection with the sale of the Case Communication property on October 13, 1998, and as an additional reserve in connection with the liquidation of the Partnership. Due to the sale of the Partnership's last investment, the General Partner has elected not to make any further distributions until all Partnership expenses have been paid or reconciled. The Partnership intends to liquidate and dissolve in late 1999. On January 28, 1999, the Partnership made an initial liquidating distribution in the aggregate amount of $1,693,359. Of this distribution, $846,680 was distributed to investors who are part of the Partnership's Early Investor Incentive Program (the "Program") in the amount of $62.32 per limited partnership unit. The remaining $846,680 was paid to the General Partner, as its share of the initial liquidating distribution in accordance with the terms of the Program.

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

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

     . As of September 30, 1998, AEW Capital Management had completed the inventory and assessment phases of this Plan and had commenced the testing and remediation/repair of internal systems.

     . AEW Capital Management concluded the internal testing, remediation/repair and certifications of its Plan in June 1999.

     Because the Partnership has sold all of its real property investments, the Partnership no longer relies on joint venture partners and/or property managers to suppply financial and other data with respect to its real properties. Consequently, the Partnership does not have any material provider of data other AEW Capital Management.

     The Partnership is developing a contingency plan in the event of a particular provider or system not being Year 2000 compliant. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borne by AEW Capital Management and the property managers.

     Because the Partnership plans to liquidate and dissolve in 19999, the Partnership does not believe it's operations will be affected by the Year 2000 Issue.

Results of Operations

     As discussed above, the Partnership's last real estate investment was sold in October 1998. Therefore, no comparative real estate investment results for the periods ended June 30, 1998 and 1999 are presented.

     Interest on cash equivalents and short-term investments for the three and six months ended June 30, 1999, was $13,538 and $46,652, respectively, compared to $50,710 and $101,367 for the same periods in 1998. The decreases of approximately $37,000 or 73% and $55,000 or 54% for the three and six month periods, respectively, are primarily due to lower investment balances in 1999 as a result of the 1998 sale mentioned above.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP



     Management fees decreased between the three and six months ended June 30, 1999 and 1998 concurrent with the discontinuance of operating cash distributions, as a result of the 1998 sale discussed above.

     General and administrative expenses for the three and six months ended June 30, 1999 were $32,628 and $69,427, respectively, compared to $31,494 and $69,618 for the same periods in 1998. Expenses remained relatively unchanged for both comparable periods due to an underaccrual of state taxes related to the 1998 sale of the Partnership's remaining asset, which was realized in 1999.

                      NEW ENGLAND PENSION PROPERTIES II;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1999

                                    PART II

                               OTHER INFORMATION
                              -------------------


     Item 1-5    Not Applicable

     Item 6.     Exhibits and Reports on Form 8-K

                  a.    Exhibits:   (27) Financial Data Schedule

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 1999.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES II;
                              A REAL ESTATE LIMITED PARTNERSHIP
                                  (Registrant)



August 6, 1999
                              /s/ Alison Husid Cutler
                              -------------------------------
                                Alison Husid Cutler
                                President, Chief Executive Officer
                                and Director of General Partner,
                                Copley Properties Company II, Inc.



August 6, 1999
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of General Partner,
                               Copley Properties Company II, Inc.