Form 10-Q
period 1999-09-30
NEW ENGLAND LIFE PENSION PROPERTIES II
filed 1999-11-12
CIK 728525

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    ----------------------------------------------------------------------

For Quarter Ended September 30, 1999              Commission File Number 0-13323


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

                                    Yes   X        No
                                        -----         -----

                    NEW ENGLAND LIFE PENSION PROPERTIES II;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                     FOR QUARTER ENDED SEPTEMBER 30, 1999

                                    PART I

                             FINANCIAL INFORMATION
                            ----------------------

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                 September 30, 1999    December 31, 1998
                                    (Unaudited)            (Audited)
                                     ----------            ----------

ASSETS

Cash and cash equivalents            $1,106,114            $3,504,992
Interest and rent receivable                  -                10,095
                                     ----------            ----------
                                     $1,106,114            $3,515,087
                                     ==========            ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                     $   46,048            $   42,397
Deferred disposition fees                     -               691,124
                                     ----------            ----------
Total liabilities                        46,048               733,521
                                     ----------            ----------

Partners' capital:
   Limited partners ($0
   per unit; 110,000
   units authorized, 39,917 units
   issued and outstanding)              898,388             2,619,607
   General partner                      161,678               161,959
                                     ----------            ----------
Total partners' capital               1,060,066             2,781,566
                                     ----------            ----------

                                     $1,106,114            $3,515,087
                                     ==========            ==========


          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                         Three Months Ended  Nine Months Ended         Three Months Ended   Nine Months Ended
                                         September 30, 1999  September 30, 1999        September 30, 1998   September 30, 1998
                                         ------------------  ------------------        ------------------   ------------------
INVESTMENT ACTIVITY

Property rentals                         $                -  $                -        $          622,380   $        2,008,448
Property operating expenses                               -                   -                  (233,390)            (605,944)
Depreciation and amortization                             -                   -                   (86,909)            (260,727)
                                         ------------------  ------------------        ------------------   ------------------
                                                          -                   -                   302,081            1,141,777

        Total real estate activity                        -                   -                   302,081            1,141,777

Interest on cash equivalents
  and short term investments                         14,177              60,829                    37,179              138,546
                                         ------------------  ------------------        ------------------   ------------------
        Total investment activity                    14,177              60,829                   339,260            1,280,323
                                         ------------------  ------------------        ------------------   ------------------
Portfolio Expenses

Management fee                                            -                   -                    64,561              291,542
General and administrative                           19,542              88,969                    32,402              102,020
                                         ------------------  ------------------        ------------------   ------------------
                                                     19,542              88,969                    96,963              393,562
                                         ------------------  ------------------        ------------------   ------------------
Net income (loss)                        $           (5,365) $          (28,140)       $          242,297   $          886,761
                                         ==================  ==================        ==================   ==================
Net income (loss) per limited
 partnership unit                        $             (.13) $             (.70)       $             6.01   $            21.99
                                         ==================  ==================        ==================   ==================
Cash distributions per
  limited partnership unit               $                -  $                -        $            46.57   $            66.00
                                         ==================  ==================        ==================   ==================
Cash distributions per
  limited partnership incentive units    $                -  $            62.32        $                -   $                -
                                         ==================  ==================        ==================   ==================
Number of limited partnership
  units outstanding during the period                39,917              39,917                    39,917               39,917
                                         ==================  ==================        ==================   ==================

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL
(Unaudited)

                      Three Months Ended         Nine Months Ended         Three Months Ended         Nine Months Ended
                      September 30, 1999        September 30, 1999         September 30, 1998         September 30, 1998
                     --------------------      --------------------       ---------------------       -------------------
                     General     Limited       General     Limited        General      Limited        General    Limited
                     Partner     Partners      Partner     Partners       Partner      Partners       Partner    Partners
                     -------     --------      -------     --------       -------      --------       -------    --------
Balance at
beginning of
period              $ 161,731   $ 903,700     $ 161,959   $ 2,619,607    $ 111,650   $ 14,123,936    $ 113,035  $ 14,261,105

Cash
distributions               -           -      (846,680)     (846,680)     (18,777)    (1,858,935)     (26,607)   (2,634,123)

Capital Allocation          -           -       846,680      (846,680)           -              -            -             -
(see Note 2)

Net income (loss)         (53)     (5,312)         (281)      (27,859)       2,423        239,874        8,868       877,893
                    ---------   ---------     ---------   -----------    ---------   ------------    ---------  ------------
Balance at
end of period       $ 161,678   $ 898,388     $ 161,678   $   898,388    $  95,296   $ 12,504,875    $  95,296  $ 12,504,875
                    =========   =========     =========   ===========    =========   ============    =========  ============


          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                   Nine Months Ended September 30,
                                                   -------------------------------
                                                         1999          1998
                                                   -------------     -------------
Net cash provided by operating activities            $   (14,394)    $ 1,065,183
                                                     -----------     -----------
Cash flows from investing activities:
   Decrease in deferred disposition fee                 (691,124)              -
   Capital expenditures on owned property                      -         (22,262)
   Decrease in short-term investments, net                     -       1,844,431
                                                     -----------     -----------
      Net cash provided by (used in)
        investing activities                            (691,124)      1,822,169
                                                     -----------     -----------

Cash flows from financing activity:
   Distributions to partners                          (1,693,360)     (2,660,730)
                                                     -----------     -----------

      Net increase (decrease) in
        cash and cash equivalents                     (2,398,878)        226,622

Cash and cash equivalents:
   Beginning of period                                 3,504,992       2,111,776
                                                     -----------     -----------

   End of period                                     $ 1,106,114     $ 2,338,398
                                                     ===========     ===========


           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1999 and December 31, 1998 and the results of its operations, its cash flows and partners' capital for the interim periods ended September 30, 1999 and 1998. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1998 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Life Pension Properties II; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from Federal income tax. The Partnership commenced operations in June 1984 and acquired six real estate investments through 1986. The Partnership sold its last remaining real estate asset in October 1998 and therefore intends to liquidate and dissolve in 1999.

NOTE 2 - CAPITAL ALLOCATION
--------------------------

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

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest in November, 1984. A total of 39,917 units were sold. The Partnership received proceeds of $36,296,995, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made six real estate investments; all investments have been sold, one in 1993, two in 1996, two in 1997 and one in 1998. Capital of $49,513,047 ($1,240.40 per limited partnership unit) has been returned to the limited partners through September 30, 1999 as a result of sales and similar transactions.

     At September 30, 1999, the Partnership had $1,106,114 in cash and cash equivalents, which is being retained primarily as a reserve in the event of any claim for breach of a representation or warranty in connection with the sale of the Case Communication property on October 13, 1998, and as an additional reserve in connection with the liquidation of the Partnership. Due to the sale of the Partnership's last investment, the General Partner has elected not to make any further distributions until all Partnership expenses have been paid or reconciled. The Partnership intends to liquidate and dissolve in late 1999. On January 28, 1999, the Partnership made an initial liquidating distribution in the aggregate amount of $1,693,360. Of this distribution, $846,680 was distributed to investors who are part of the Partnership's Early Investor Incentive Program (the "Program") in the amount of $62.32 per limited partnership unit. The remaining $846,680 was paid to the General Partner, as its share of the initial liquidating distribution in accordance with the terms of the Program.

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

     . AEW Capital Management successfully participated in industry-wide testing in August 1999.

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP


     . AEW Capital Management believes it is ready for Year 2000. AEW Capital Management has advised the Partnership that being ready means that AEW Capital Management has tested its internal mission critical systems and software applications, and based upon testing conducted, AEW Capital Management believes that such systems and applications are prepared to process dates correctly through the Year 2000.

     Based upon these assurances, the Partnership has determined that it is not necessary for it to develop a Year 2000 contingency plan.

     Because the Partnership has sold all of its real property investments, the Partnership no longer relies on joint venture partners and/or property managers to suppply financial and other data with respect to its real properties. Consequently, the Partnership does not have any material provider of data other than AEW Capital Management.

     The Partnership is subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borne by AEW Capital Management and the property managers.

     Because the Partnership plans to liquidate and dissolve in 1999, the Partnership does not believe its operations will be affected by the Year 2000 Issue.

Results of Operations

     As discussed above, the Partnership's last real estate investment was sold in October 1998. Therefore, no comparative real estate investment results for the periods ended September 30, 1998 and 1999 are presented.

     Interest on cash equivalents and short-term investments for the three and nine months ended September 30, 1999, was $14,177 and $60,829, respectively, compared to $37,179 and $138,546 for the same periods in 1998. The decreases of approximately $23,000, or 62%, and $78,000, or 56%, for the comparable three and nine month periods, respectively, are primarily due to lower investment balances in 1999 as a result of the 1998 sale mentioned above.

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

NEW ENGLAND LIFE PENSION PROPERTIES II;
A REAL ESTATE LIMITED PARTNERSHIP


     No management fees were incurred during the three and nine months ended September 30, 1999 concurrent with the discontinuance of operating cash distributions, as a result of the 1998 sale discussed above.

     General and administrative expenses for the three and nine months ended September 30, 1999 were $19,542 and $88,969, respectively, compared to $32,402 and $102,020 for the same periods in 1998. The decrease of approximately $13,000 for the comparable three and nine month periods is primarily due to 1998 legal expenses associated with Case Communications which were subsequently reclassed to the gain on sale in the fourth quarter of 1998.

                       NEW ENGLAND PENSION PROPERTIES II;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1999

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 1-5    Not Applicable

     Item 6      Exhibits and Reports on Form 8-K

                  a.    Exhibits:   (27) Financial Data Schedule

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended September 30, 1999.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES II;
                              A REAL ESTATE LIMITED PARTNERSHIP
                                  (Registrant)



November 12, 1999
                              /s/ Alison Husid Cutler
                              -------------------------------
                                Alison Husid Cutler
                                President, Chief Executive Officer
                                and Director of General Partner,
                                Copley Properties Company II, Inc.



November 12, 1999
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                Karin J. Lagerlund
                                Principal Financial and Accounting
                                Officer of General Partner,
                                Copley Properties Company II, Inc.